Form 10-Q
period 1996-03-31
FOURTH SHIFT CORP
filed 1996-05-15
CIK 905724

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934.

                    For the quarterly period ended March 31, 1996

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

               For the transition period from _________  to  __________
                           Commission file number: 0-21992

                              _________________________

                               FOURTH SHIFT CORPORATION

                (Exact name of Registrant as specified in its charter)


                   MINNESOTA                   41-1437794
    (state or other jurisdiction            (I.R.S. employer
    of incorporation or organization)       identification no.)
                              _________________________

                               7900 INTERNATIONAL DRIVE
                                      SUITE 450
                                MINNEAPOLIS, MN  55425
                                    (612) 851-1500
                    (Address, including zip code, of Registrant's
                      principal executive offices and telephone
                             number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X          No
    -----           -----

The number of shares outstanding of the Registrant's Common Stock on May 8, 1996 was 9,544,059 shares.

                               FOURTH SHIFT CORPORATION

                                        INDEX



PART I - FINANCIAL INFORMATION                                   PAGE
                                                                 ----
Item 1.  Financial Statements:

         Consolidated Balance Sheets at                             2
         March 31, 1996 and December 31, 1995

         Consolidated Statements of Operations                      3
         for the three months ended March 31, 1996
         and 1995

         Consolidated Statements of Cash Flows                      4
         for the three months ended March 31, 1996 and 1995

         Notes to Interim Consolidated Financial Statements         5


Item 2.  Management's Discussion and Analysis of Financial          6
         Condition and Results of Operations

PART  II - OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders   10

Item 6.       Exhibits and Reports on Form 8-K                      10



SIGNATURES                                                          11

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                        ASSETS
                                                  MARCH 31,     DECEMBER 31,
                                                    1996            1995
                                                    ----            ----
                                                 (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents............        $    6,244     $     7,058
    Accounts receivable, net.............             9,407          10,129
    Inventories..........................             1,040             778
    Prepaid expenses.....................               949             864
    Current portion of note receivable...               762             566
                                                 ----------     -----------
         Total current assets............            18,402          19,395

FURNITURE, FIXTURES AND EQUIPMENT, net....            3,717           2,997

NOTE RECEIVABLE...........................            1,738           1,934

GOODWILL, net.............................              147             168
                                                 ----------     -----------
   TOTAL ASSETS                                  $   24,004     $    24,494
                                                 ==========     ===========



                       LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
    Current portion of capital lease obligations $      450     $       441
    Current portion of deferred gain on sale of
         subsidiary................                     578             566
    Accounts payable...........................       2,512           2,125
    Accrued expenses...........................       4,296           6,180
    Deferred revenue...........................       8,389           8,273
                                                 ----------     -----------

         Total current liabilities.............      16,225          17,585

CAPITAL LEASE OBLIGATIONS AND EQUIPMENT LOAN....        771             275

DEFERRED GAIN ON SALE OF SUBSIDIARY.............      1,738           1,934
                                                 ----------     -----------

SHAREHOLDERS' EQUITY:
    Common stock...............................          96              94
    Additional paid-in capital.................      29,631          29,222
    Accumulated deficit........................     (24,457)        (24,616)
                                                 ----------     -----------
         Total shareholders' equity............       5,270           4,700
                                                 ----------     -----------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $   24,004     $    24,494
                                                 ==========     ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                      FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                      ------------------------
                                                         1996           1995
                                                      ---------      ---------
                                                              (Unaudited)
REVENUE:
    Software license.............................     $   4,388      $  3,579
    Service......................................         5,518         4,265
    Third-party products.........................           666           342
                                                      ---------      ---------
         Total revenue...........................        10,572         8,186
                                                      ---------      ---------


OPERATING EXPENSES:
    Cost of licenses.............................           585           500
    Cost of services.............................         2,524         1,908
    Cost of third-party products.................           485           202
    Selling, general and administrative..........         4,881         4,634
    Product development..........................         1,943         1,358
                                                      ---------      ---------
         Total operating expenses................        10,418         8,602
                                                      ---------      ---------

Operating  profit (loss).........................           154          (416)

Other income (expense), net......................            43           (19)
                                                      ---------      ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR INCOME TAXES.............           197          (435)
    Provision for income taxes...................            71            59
                                                      ---------      ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS.........           126          (494)

DISCONTINUED OPERATIONS:
   Loss from discontinued operations.............            -        (2,931)
   Net gain on sale of discontinued operations...           184             -
                                                      ---------      ---------
    Total discontinued operations................           184        (2,931)
                                                      ---------      ---------

NET INCOME (LOSS) ...............................     $     310      $ (3,425)
                                                      =========      =========

EARNINGS (LOSS) PER COMMON SHARE:
   Continuing operations.........................     $    0.01      $  (0.05)
   Discontinued operations.......................          0.02         (0.32)
                                                      ---------      ---------
   Net income (loss).............................     $    0.03      $  (0.37)
                                                      =========      =========

SHARES USED IN PER COMMON SHARE COMPUTATION......         9,673         9,335
                                                      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                      FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)


                                                         THREE MONTHS ENDED
                                                                MARCH 31
                                                      ------------------------
                                                         1996           1995
                                                      ---------      ---------
                                                              (Unaudited)
OPERATING ACTIVITIES:
    Net income (loss)                                 $    310       $ (3,425)
    Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
       Depreciation and amortization                       392            307
       Gain on sale of discontinued operations            (184)             -
       Loss from discontinued operations                     -          2,931
       Other                                              (139)            34
       Change in current operating items:
         Accounts receivable, net                          722            440
         Inventories                                      (262)           (62)
         Prepaid expenses                                  (85)          (178)
         Accounts payable                                  387         (1,300)
         Accrued expenses                               (1,634)           255
         Deferred revenue                                  116          1,203
                                                      ---------      ---------

    Net cash provided by (used in) operating
    activities                                            (377)           205
                                                      ---------      ---------

INVESTING ACTIVITIES:

    Purchase of furniture, fixtures and equipment         (834)          (815)
                                                      ---------      ---------

FINANCING ACTIVITIES:
    Payments of long-term obligations                     (102)          (143)
    Borrowings on line of credit                           350          2,200
    Repayments on line of credit borrowings                  -         (2,200)
    Proceeds on issuance of common stock, net              149             41
                                                      ---------      ---------

       Net cash provided by (used in)
       financing activities                                397           (102)
                                                      ---------      ---------

CASH USED IN DISCONTINUED OPERATIONS                         -         (1,722)
                                                      ---------      ---------

       Net change in cash and cash equivalents            (814)        (2,434)

CASH AND CASH EQUIVALENTS:

       Beginning of period                               7,058          6,771
                                                      ---------      ---------
       End of period                                  $  6,244       $  4,337
                                                      =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during each period for-
         Income taxes                                 $     22       $     27
         Interest                                           49              7
                                                      ---------      ---------
                                                      ---------      ---------

The accompanying notes are an integral part of these consolidated financial statements.

                               FOURTH SHIFT CORPORATION
                  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                    MARCH 31, 1996

1. The accompanying interim consolidated financial statements have been prepared by Fourth Shift Corporation (the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.

The unaudited consolidated financial statements as of March 31, 1996 and 1995 and for the three month periods then ended include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 1996. The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the audited consolidated financial statements for the year ended December 31, 1995. Accordingly, certain footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 1995 audited consolidated financial statements have been omitted from these interim consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995 and the notes thereto.

2. In March 1996, the Company borrowed $350,000 from its existing line of credit to finance the purchase of capital equipment. Subsequent to March 31,1996, the Company refinanced the borrowing as part of a $1,500,000 long-term equipment facility. The facility bears interest at 9.5%, payable monthly, and matures April 2000. The facility contains restrictive covenants which include the maintenance of minimum tangible net worth and profitability levels as well as certain financial ratios.

3. Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. In accordance with Statement No. 123, the Company has elected to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements. This election will have no impact on the Company's results of operations or financial position.

4. In the first quarter ended March 31, 1996, the Company recognized a gain of $184,000 related to the receipt of a principal payment in April 1996 on the related note receivable recorded in connection with the sale of its subsidiary Just In Time Enterprise Systems, Inc. in December 1995.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of financial condition and results of operations has been prepared under the presumption that users of the interim consolidated financial statements have either read or have access to the Company's annual report for the year ended December 31, 1995.

    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The following Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated expenditures in sales, marketing and research and development, growth in revenue, needs for capital expenditures and the sufficiency of cash to meet operating expenses. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

    -- the ability of the Company to timely complete the anticipated development milestones for its new Fourth Shift OBJECTS Enterprise Software -TM- product line;

    -- fluctuations in quarterly operating results caused by fluctuations in the computer industry, buying patterns and general economic conditions;

    --   the dependence of the Company on revenue from sales of MSS;

    -- the effects of changes in technology and standards in the computer industry;

    -- significant competition among developers and marketers of industrial software;

    -- the increasing size of the Company's international operations, particularly in Asia;

    -- ability of the Company to manage expansion of international distribution channels;

    -- the dependence of the MSS product line on a database management system; and

    -- evolving standards regarding intellectual property protection for software products in general.


RESULTS OF OPERATIONS

    NET INCOME (LOSS). The Company recorded net income of $310,000 or $.03 per share for the quarter ended March 31, 1996, compared to a net loss of $3,425,000 or $.37 per share for the quarter ended March 31, 1995. The net income reported in the first quarter of 1996 was attributable to increased revenues, the continued profitability of the Manufacturing Software System (MSS) product line and a $184,000 gain realized on the sale of discontinued operations.

    TOTAL REVENUE increased 29% to $10,572,000 during the three months ended March 31, 1996 from $8,186,000 during the comparable period in 1995 as outlined below.

    SOFTWARE LICENSE REVENUE are fees paid by customers for the right to use the Company's software systems. Software license revenue increased $809,000 or 23% to $4,388,000 from $3,579,000 during the same quarter in 1995. The increase is primarily attributable to greater visibility of the Company's products, continued growth and penetration in foreign markets, particularly the Pacific Rim and Europe and increases in the Company's direct sales force.

    SERVICE REVENUE includes customer support fees, training, consulting, installation and project management. Service revenue increased 29% to $5,518,000 from $4,265,000 during the same quarter in 1995. Increased service revenue is a direct result of the expansion of the current customer base, increases in customer support subscription fees, additional subscribers to the Company's customer support program and ongoing efforts by the Company's professional services organization to standardize and promote its consulting and training offerings. In addition, service revenue increased over the prior year due to increases relating to the Company's technical consulting service program and the addition of new professional service product offerings.

    THIRD-PARTY PRODUCTS REVENUE is derived principally from the resale of third-party software licenses (companion products) along with limited hardware sales. These companion products have been integrated to function with the MSS software and extend the functionality of MSS. Third-party products revenue increased 95% to $666,000 in the first quarter of 1996, up from $342,000 for the same period last year. The increase is directly related to increases in license revenue since software licenses of third-party vendors are often licensed in conjunction with the licensing of the MSS product. In addition, increases in the variety of companion products made available to customers as well as additional acceptance of companion products by the existing installed base also contributed to the revenue increase in the first quarter.

    COST OF LICENSES increased to $585,000 in the first quarter of 1996 from $500,000 in the same period of 1995. As a percentage of total software license revenue, cost of licenses was 13% in the first quarter of 1996 compared to 14% for the prior year comparable period. The decrease in percent of revenue from 1996 to 1995 is due to lower net distribution costs, offset by increases in royalty costs paid to third-party software suppliers whose products are embedded in and distributed with the MSS product.

    COST OF SERVICES increased to $2,524,000 for the three months ended March 31, 1996 from $1,908,000 in the same period of 1995. As a percentage of service revenue, cost of services were 46% for the first quarter of 1996 and 45% for the first quarter of 1995. The slight increase in cost of services as a percentage of service revenue primarily relates to higher costs of services associated with the Asia market growth offset by the sale of lower cost consulting products which were introduced in the first quarter of 1996.

    COST OF THIRD-PARTY PRODUCTS increased to $485,000 or 73% of third-party product revenue in the first quarter of 1996 from $202,000 or 59% of third-party product revenue in the same period of 1995. The increase in cost of third-party products as a percentage of third-party products revenue is primarily due to the inclusion of certain costs associated with the writing, supporting and maintenance of the interface between certain companion products and the MSS product, combined with increased fixed personnel costs.

    SELLING, GENERAL AND ADMINISTRATIVE expense increased 5% to $4,881,000 for the three month period ended March 31, 1996 up from $4,634,000 for the three month period ended March 31, 1995. As a percentage of total revenue, selling, general and administrative expense decreased to 46% of total revenue from 57% for the periods presented. The increase in the amount from 1995 to 1996 relates to the addition of selling personnel in connection with the Company's efforts to expand its market penetration in North America and international markets, particularly Asia. The decrease as a percentage of total revenue in the first quarter is due to efforts being made to control and better target marketing costs and an overall increase in total revenue from 1995 to 1996. The Company has also experienced a decrease in general and administrative costs in North America as a result of the concerted efforts made by management to control and reduce such costs. These decreases were somewhat offset by increased administrative costs associated with the continued expansion in the Asia market. The Company intends to increase its selling and marketing expenditures to generate current and future growth in software license and service revenues.

    PRODUCT DEVELOPMENT expense for the three months ended March 31, 1996 increased to $1,943,000 from $1,358,000 for the three months ended March 31, 1995. As a percentage of total revenue, product development increased to 18% of total revenue compared to 17% in the same period of 1995. The increase in the first quarter is a direct result of increased headcount and support resources associated with the development of the Company's next generation product, Fourth Shift OBJECTS Enterprise Software -TM-, which is being designed using object-oriented technology and is targeted for a "beta" release in the third quarter of 1996. Additionally, in the first quarter, the Company completed several significant user enhancements associated with MSS product Release 5.2 including an additional language, additional functionality for average actual costing, development of enhanced graphical user interface features and functionality, Windows NT support for TCP/IP communication protocol, and a new on-line documentation system delivered on CD-ROM. The Company's product development activities are conducted internally and consist primarily of software development -- the design, implementation and quality assurance of application code. The Company does not have any material fixed commitments for capital expenditures in research and development. The Company believes that product development spending is critical to the continuing success of the Company's products and intends to continue to invest heavily in research and development.

    PROVISION FOR INCOME TAXES. During 1996, the Company's effective tax rate was slightly higher than the federal statutory rate of 34% primarily as a result of foreign income taxes. The provision for income taxes for the three month period ended March 31, 1996 and 1995 was comprised principally of state and foreign income taxes.



LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1996, the Company's cash decreased $814,000 to $6,244,000.

Cash used for operating activities was $377,000 for the three months ended March 31, 1996. The primary uses of cash from operating activities were decreases in accrued expenses of $1,634,000 and increases in inventories of $262,000. These uses were offset by decreases in accounts receivable of $722,000, increases in accounts payable of $387,000, increases in deferred revenue of $116,000 and the reported net income of $310,000, as adjusted to eliminate depreciation and amortization of $392,000 and the net gain of $184,000 recorded on the sale of discontinued operations. The net decrease in accrued expenses and accounts payable resulted from the payment of amounts accrued at year-end associated with fourth quarter 1995 growth. The increase in inventories relates primarily to the purchase of product components associated with Release 5.1 which will be distributed to existing customers as product updates. The decrease in accounts receivable is a result of management's effort to reduce the Company's investment in accounts receivable.

Cash used for investing activities was $834,000 which related to the purchase of furniture, fixtures and computer equipment associated with the growth of foreign subsidiaries and the expansion of the domestic sales network and development effort.

Cash provided by financing activities was $397,000. During the first quarter, the Company borrowed $350,000 from its existing line of credit to finance the purchase of capital equipment. Subsequent to March 31,1996, the Company refinanced the borrowing as part of a $1,500,000 long-term equipment facility. The facility bears interest at 9.5%, payable monthly, and matures April 2000. The facility contains restrictive covenants which include the maintenance of minimum tangible net worth and profitability levels as well as certain financial ratios. In addition, the Company received $149,000 in proceeds in connection with the exercise of stock options.

The Company does not have any material scheduled commitments for capital expenditures. The Company believes that the $6,244,000 of cash and cash equivalents on hand at March 31, 1996, together with anticipated cash flows from operations and the Company's available line of credit will be sufficient to fund operating cash needs over the next twelve months. The Company plans to consistently generate positive cash flows from operations; however, if this does not occur, then the Company may need to seek additional funds through equity or debt financing.

                             PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    The annual meeting of shareholders of Fourth Shift Corporation was held at 3:30 PM on Tuesday May 7, 1996. Shareholders holding 8,504,200 shares, or approximately 89.14 % of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

    a.   Election of Directors

    The following nominees were elected to serve as members of the Board of Directors until the annual meeting of shareholders in 1999 or until such time as a successor may be elected:

                                           TABULATION OF VOTES
                                          ---------------------
                                             FOR       WITHHELD
                                          ---------    --------

         J. H. Caldwell                   8,429,789      74,411
         P. Isaacson                      8,428,918      75,282


    b. Approval of an amendment to the Fourth Shift Corporation 1993 Stock Incentive Plan

    Shareholders approved the amendment to the Fourth Shift Corporation 1993 Stock Incentive Plan by a vote of 5,413,585 shares, or 56.7 % of the outstanding shares in favor, 698,663 shares against, 9,573 shares abstained, and 2,382,379 shares present or represented by proxy but not voted. The amendment increased the number of shares available for issuance under such plan by 1,200,000 shares to 2,250,000 shares.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits
         Exhibit 11.1 - Calculation of net income (loss) per common share


    (b) Reports on Form 8-K
         The Company filed a Form 8-K as of January 12, 1996 reporting the pro-forma effects of the disposition of its Just In Time Enterprise System, Inc. subsidiary which was sold in December 1995.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        Fourth Shift Corporation


May 10, 1996
                            /s/ DAVID G. LATZKE
                        -------------------------
                        David G. Latzke
                        Vice President and Chief Financial Officer
                             (principal financial officer)