Form 10-Q
period 1996-06-30
FOURTH SHIFT CORP
filed 1996-08-09
CIK 905724

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q
                                      (Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                     For the quarterly period ended June 30, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X          No ______

The number of shares outstanding of the Registrant's Common Stock on August 7, 1996 was 9,604,509 shares.

                               FOURTH SHIFT CORPORATION

                                        INDEX



PART I - FINANCIAL INFORMATION                             PAGE

Item 1.  Financial Statements:

         Consolidated Balance Sheets at                      2
         June 30, 1996 and December 31, 1995

         Consolidated Statements of Operations               3
         for the three and six months ended June 30, 1996
         and 1995

         Consolidated Statements of Cash Flows               4
         for the six months ended June 30, 1996 and 1995

         Notes to Interim Consolidated Financial Statements  5


Item 2.  Management's Discussion and Analysis of Financial   6
         Condition and Results of Operations


PART  II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                   11



SIGNATURES                                                  12

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                      FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (In thousands)

                                        ASSETS


                                                                       JUNE 30,          DECEMBER 31,
                                                                        1996                1995
                                                                        ----                ----
                                                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .  $  5,601         $     7,058
  Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . .    11,060              10,129
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .       733                 778
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .     1,014                 864
  Current portion of note receivable. . . . . . . . . . . . . . . . .       779                 566
                                                                        --------         -----------

    Total current assets. . . . . . . . . . . . . . . . . . . . . . .    19,187              19,395

FURNITURE, FIXTURES AND EQUIPMENT, net. . . . . . . . . . . . . . . .     4,234               2,997

NOTE RECEIVABLE . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,537               1,934

GOODWILL, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .       126                 168
                                                                        --------         -----------

  TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 25,084         $    24,494
                                                                        --------         -----------
                                                                        --------         -----------


                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of capital lease obligations and equipment loan . .   $   486         $       441
  Current portion of deferred gain on sale of subsidiary. . . . . . .       796                 566
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .     2,401               2,125
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . .     4,422               6,180
  Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . .     8,456               8,273
                                                                        --------         -----------

    Total current liabilities . . . . . . . . . . . . . . . . . . . .    16,561              17,585

CAPITAL LEASE OBLIGATIONS AND EQUIPMENT LOAN. . . . . . . . . . . . .     1,122                 275

DEFERRED GAIN ON SALE OF SUBSIDIARY . . . . . . . . . . . . . . . . .     1,331               1,934
                                                                        --------         -----------

SHAREHOLDERS' EQUITY:
  Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .        96                  94
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .    29,658              29,222
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .   (23,684)            (24,616)
                                                                        --------         -----------
    Total shareholders' equity. . . . . . . . . . . . . . . . . . . .     6,070               4,700
                                                                        --------         -----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. . . . . . . . . . . . .  $ 25,084         $    24,494
                                                                        --------         -----------
                                                                        --------         -----------



The accompanying notes are an integral part of these consolidated balance sheets.

                      FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)


                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      JUNE 30                       JUNE 30
                                                 ------------------            -----------------
                                                 1996           1995           1996         1995
                                                 ----           ----           ----         ----
                                                     (Unaudited)                  (Unaudited)
REVENUE:
       Software license..........................$  6,014   $  4,509      $  10,402     $  8,088
       Service...................................   5,647      4,409         11,165        8,674
       Third-party software and other............     762        367          1,428          709
                                                  -------  ---------       --------     --------
                 Total revenue...................  12,423      9,285         22,995       17,471
                                                  -------  ---------       --------     --------

OPERATING EXPENSES:
       Cost of licenses..........................     808        650          1,393        1,150
       Cost of services..........................   2,625      1,914          5,149        3,822
       Cost of third-party software and other....     560        255          1,045          457
       Selling, general and administrative.......   5,465      4,509         10,346        9,143
       Product development.......................   2,314      1,423          4,257        2,781
       Restructuring charge......................       -        149              -          149
                                                  -------  ---------       --------     --------
                 Total operating expenses........  11,772      8,900         22,190       17,502
                                                  -------  ---------       --------     --------

Operating profit (loss)..........................     651        385            805          (31)

Other income (expense), net......................      (4)       (28)            39          (47)
                                                  -------  ---------       --------     --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR INCOME TAXES.............     647        357            844          (78)
       Provision for income taxes................      80         70            151          129
                                                  -------  ---------       --------     --------

INCOME (LOSS) FROM CONTINUING OPERATIONS.........     567        287            693         (207)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations..............       -     (4,867)            -        (7,798)
  Net gain on sale of discontinued operations....     188          -            372            -
                                                  -------  ---------       --------     --------
       Total discontinued operations.............     188     (4,867)           372       (7,798)
                                                  -------  ---------       --------     --------

NET INCOME (LOSS)................................ $   755  $  (4,580)      $  1,065     $ (8,005)
                                                  -------  ---------       --------     --------
                                                  -------  ---------       --------     --------
EARNINGS (LOSS) PER COMMON SHARE:
  Continuing operations.......................... $  0.06  $    0.03       $   0.07     $  (0.02)
  Discontinued operations........................    0.02      (0.52)          0.04        (0.84)
                                                  -------  ---------       --------     --------
  Net income (loss).............................. $  0.08  $   (0.49)      $   0.11     $  (0.86)
                                                  -------  ---------       --------     --------
                                                  -------  ---------       --------     --------
SHARES USED IN PER COMMON SHARE COMPUTATION......   9,914      9,351          9,793        9,343
                                                  -------  ---------       --------     --------
                                                  -------  ---------       --------     --------




The accompanying notes are an integral part of these consolidated financial statements.

                      FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)

                                                                     SIX MONTHS ENDED
                                                                          JUNE 30
                                                             -----------------------------
                                                               1996                1995
                                                            ---------          ----------
                                                                     (Unaudited)
OPERATING ACTIVITIES:
  Net income (loss)                                         $   1,065          $   (8,005)
  Adjustments to reconcile net income (loss) to net cash

   Depreciation and amortization                                  839                 642
   Restructuring charge                                             -                 149
   Gain on sale of discontinued operations                       (372)                  -
   Loss from discontinued operations                                -               7,798
   Other                                                         (102)                  9
   Change in current operating items:
     Accounts receivable, net                                    (931)               (738)
     Inventories                                                   45                 221
     Prepaid expenses                                            (150)               (198)
     Accounts payable                                             276              (2,130)
     Accrued expenses                                          (1,508)                111
     Deferred revenue                                             183               2,618
                                                            ---------          ----------
   Net cash provided by (used in) operating activities           (655)                477
                                                            ---------          ----------
INVESTING ACTIVITIES:
  Purchase of furniture, fixtures and equipment                (1,599)               (981)
  Proceeds from sale of discontinued operations                   184                   -
                                                            ---------          ----------
   Net cash used in investing activities                       (1,415)               (981)
                                                            ---------          ----------
FINANCING ACTIVITIES:
  Payments of long-term obligations                              (245)               (187)
  Borrowings on equipment facility and capital leases             702                 427
  Borrowings on line of credit                                    350               2,200
  Repayments of line of credit borrowings                        (350)             (2,200)
  Proceeds on issuance of common stock, net                       156                  56
                                                            ---------          ----------
   Net cash provided by financing activities                      613                 296
                                                            ---------          ----------
CASH USED IN DISCONTINUED OPERATIONS                                -              (3,221)
                                                            ---------          ----------
   Net change in cash and cash equivalents                     (1,457)             (3,429)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                          7,058               6,771
                                                            ---------          ----------
   End of period                                            $   5,601          $    3,342
                                                            ---------          ----------
                                                            ---------          ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during each period for-
    Income taxes                                            $      23          $       27
    Interest                                                      100                  12
                                                            ---------          ----------
                                                            ---------          ----------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Capitalized leases                                        $     435          $       32
                                                            ---------          ----------
                                                            ---------          ----------

The accompanying notes are an integral part of these consolidated financial statements.

                               FOURTH SHIFT CORPORATION
                  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996

1. The accompanying interim consolidated financial statements have been prepared by Fourth Shift Corporation (the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.

The unaudited consolidated financial statements as of June 30, 1996 and 1995 and for the three month and six month periods then ended include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 1996. The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the audited consolidated financial statements for the year ended December 31, 1995. Accordingly, certain footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 1995 audited consolidated financial statements have been omitted from these interim consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995 and the notes thereto.

2. In March 1996, the Company borrowed $350,000 under its line of credit to finance the purchase of capital equipment. Subsequent to March 31,1996, the Company refinanced the borrowing as part of a $1,500,000 long-term equipment facility. The facility bears interest at 9.5% and is payable monthly. Principal payments are payable in thirty-six equal monthly installments starting in May 1997 through April 2000. The facility contains restrictive covenants which include the maintenance of minimum tangible net worth and profitability levels as well as certain financial ratios. Total borrowings on equipment facilities as of June 30, 1996 are $702,000.

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

4. In the second quarter ended June 30, 1996, the Company recognized a gain of $188,000 related to the receipt of a principal payment in July 1996 on the related note receivable from the sale of its subsidiary Just In Time Enterprise Systems, Inc. in December 1995. For the six-month period ended June 30, 1996, the Company recognized a gain of $372,000 in connection with this sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis of financial condition and results of operations has been prepared under the presumption that users of the interim consolidated financial statements have either read or have access to the Company's annual report for the year ended December 31, 1995.

       CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The following Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated sales, marketing and research and development expenditures, growth in revenue, capital requirements and the sufficiency of cash to meet operating expenses. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

       -- the ability of the Company to timely complete the anticipated development milestones for its new Fourth Shift OBJECTS Enterprise Software -TM- product line and the degree of market acceptance of the product once developed;

       -- fluctuations in quarterly operating results caused by changes in the computer industry, buying patterns and general economic conditions;

       -- the dependence of the Company on revenue from sales of its Manufacturing Software System (MSS) product;

       -- the effects of changes in technology and standards in the computer industry;

       -- the significant competition among developers and marketers of industrial software;

       -- the increasing size of the Company's international operations, particularly in Asia;

       -- the ability of the Company to manage expansion of international distribution channels;

       -- the dependence of the MSS product line on a third-party database management system; and

       -- evolving standards regarding intellectual property protection for software products in general.

RESULTS OF OPERATIONS

       NET INCOME (LOSS). The Company recorded net income of $755,000 or $.08 per share for the quarter ended June 30, 1996, compared to a net loss of $4,580,000 or $.49 per share for the quarter ended June 30, 1995. For the six months ended June 30, 1996, the Company recorded net income of $1,065,000 or $.11 per share as compared to a net loss of $8,005,000 or $.86 per share in the year-ago period. Net losses for the three and six month periods in 1995 resulted from operating losses incurred by the Company's subsidiary, Just in Time Enterprise Systems, Inc. which was sold in December 1995. The net income reported in the three and six month periods of 1996 was attributable to increased revenues and the continued profitability of the

Manufacturing Software System (MSS) product line. In addition, the Company recorded a $188,000 gain on the sale of discontinued operations in the second quarter of 1996.

       TOTAL REVENUE increased 34% to $12,423,000 during the three months ended June 30, 1996 from $9,285,000 during the comparable period in 1995. For the six months ended June 30, 1996, total revenue increased 32% compared to the comparable period in 1995, as outlined below.

       SOFTWARE LICENSE REVENUE are fees paid by customers for the right to use the Company's software systems. Software license revenue increased $1,505,000 or 33% to $6,014,000 during the second quarter of 1996 from $4,509,000 as compared to the same period in 1995 and increased $2,314,000 or 29% to $10,402,000 for the six month period ended June 30, 1996 from $8,088,000 as compared to 1995. The increase is primarily attributable to greater visibility of the Company's products, continued growth and penetration in foreign markets, particularly the Pacific Rim and Europe, increases in the Company's direct sales force and increases relating to the second quarter introduction of Windows NT product offerings.

       SERVICE REVENUE includes customer support fees, training, consulting, installation and project management. Service revenue increased 28% to $5,647,000 during the second quarter of 1996 from $4,409,000 as compared to the same period in 1995 and increased 29% to $11,165,000 for the six month period ended June 30, 1996 from $8,674,000 as compared to 1995. Increased service revenue is a direct result of the expansion of the current customer base, additional subscribers to the Company's customer support program and ongoing efforts by the Company's professional services organization to standardize and promote its consulting and training offerings, especially in Asia. In addition, service revenue increased over the prior year due to increases relating to the Company's technical consulting service program and the addition of new professional service product offerings.

       THIRD-PARTY SOFTWARE AND OTHER REVENUE is derived principally from the resale of third-party software licenses (companion products) along with limited hardware sales. These companion products have been integrated to function with the MSS software and extend the functionality of MSS. Third-party software and other revenue increased 108% to $762,000 during the second quarter of 1996 from $367,000 as compared to the same period in 1995 and increased 101% to $1,428,000 for the six month period ended June 30, 1996 from $709,000 as compared to 1995. The increase is directly related to increases in MSS license revenue since software licenses of third-party vendors are often licensed in conjunction with the licensing of the MSS product. In addition, increases in the variety of companion products made available to customers as well as additional acceptance of companion products by the existing installed base also contributed to the revenue increase in 1996.

       COST OF LICENSES increased to $808,000 in the second quarter of 1996 from $650,000 in the same period of 1995. As a percentage of total software license revenue, cost of licenses was 13% for both the quarter and six month period ended June 30,1996 compared to 14% for the prior year comparable periods. The decrease in percent of revenue from 1995 to 1996 is due to lower net distribution costs, an increase in the mix of direct sales force sales, offset by increases in royalty costs paid to third-party software suppliers whose products are embedded in and distributed with the MSS product.

       COST OF SERVICES increased to $2,625,000 in the second quarter of 1996 from $1,914,000 in the same period of 1995. As a percentage of service revenue, cost of services was 46% for the second quarter of 1996 and 43% for the second quarter of 1995. The increase in cost of services as a percentage of service revenue primarily relates to higher costs of services associated with the growth of the Asia market, offset by the sale of lower cost consulting products which were introduced in the first quarter of 1996. The cost of services as a percentage of service revenue for the six month period ended June 30, 1996 was 46% compared to 44% for the same period in 1995.

       COST OF THIRD-PARTY SOFTWARE AND OTHER increased to $560,000 or 73% of third-party software revenue in the second quarter of 1996 from $255,000 or 69% of third-party software revenue in the same period of 1995. The increase in cost of third-party software as a percentage of third-party software revenue is primarily due to the inclusion of certain costs associated with the writing, supporting and maintenance of the interface between certain companion products and the MSS product, changes in the mix of products sold, combined with increased fixed personnel costs. The cost of third-party software as a percentage of third-party software revenue for the six month period ended June 30, 1996 was 73% compared to 64% for the same period in 1995.

       SELLING, GENERAL AND ADMINISTRATIVE expense increased to $5,465,000 for the three month period ended June 30, 1996 up from $4,509,000 for the three month period ended June 30, 1995. As a percentage of total revenue, selling, general and administrative expense decreased to 44% of total revenue from 49% for the periods presented. Selling, general and administrative expense for the six months ended June 30, 1996 was $10,346,000 or 45% of total revenue compared to $9,143,000 or 52% of total revenue for the same period in 1995. The dollar increase in the amount from 1995 to 1996 relates to the addition of selling personnel and commissions earned in connection with the Company's efforts to expand its market penetration in North America and international markets, particularly Asia. The decrease as a percentage of total revenue in the second quarter is the direct result of increases in sales force productivity. The Company has also experienced a decrease in general and administrative costs in North America as a result of the concerted efforts made by management to control and reduce such costs. These decreases were partially offset by increased administrative costs associated with the continued expansion in the Asia market. The Company intends to increase its selling and marketing expenditures to generate current and future growth in software license and service revenues.

       PRODUCT DEVELOPMENT expense for the three months ended June 30, 1996 increased to $2,314,000 up from $1,423,000 for the three months ended June 30, 1995. As a percentage of total revenue, product development increased to 19% of total revenue compared to 15% in the same period of 1995. Product development expense for the six months ended June 30, 1996 was $4,257,000 or 19% of total revenue compared to $2,781,000 or 16% of total revenue for the same time period in 1995. The overall increase in 1996 is a direct result of increased headcount and support resources associated with the development of the Company's object-oriented, communications-centric product, Fourth Shift OBJECTS Enterprise Software-TM-, which is being designed using object-oriented technology and is targeted for a "beta" release in the third quarter of 1996. Additionally, the Company completed several significant user enhancements associated with MSS product Release 5.2, including an additional language, additional functionality for average actual costing, development of enhanced graphical user interface features and functionality, Windows NT support for TCP/IP communication protocol, and a new on-line documentation system delivered on CD-ROM. The Company's product development activities are conducted internally and consist primarily of software development -- the design, implementation and quality assurance of application code. The Company does not have any material fixed commitments for capital expenditures in research and development. The Company believes that product development spending is critical to the continuing success of the Company's products and intends to continue to invest heavily in research and development.

Under Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," capitalization of computer software development costs is to begin upon the establishment of technological feasibility, limited to the net realizable value of the software product, and cease when the software is available for general release to customers.

Historically, the development costs incurred by the Company with respect to its MSS product have not been material during the period between the achievement of technological feasibility, defined by the Company as the existence of a working model of the product, and the point at which the product is available for general release to customers. In addition, development costs incurred associated with new releases of MSS, which include the cost of developing additional modules, module enhancements and additional functionality, have had a relatively short economic life. Accordingly, the Company has charged all software development costs to expense as incurred.

Since mid-1995, the Company has been investing significant resources in the development of its next generation product, Fourth Shift OBJECTS Enterprise Software-TM- ("OBJECTS"). This product will consist of application servers and foundation objects layered on top of a reusable object-oriented framework. This effort has resulted in the completion of a working model of OBJECTS in July 1996. The product will be enhanced during the remainder of 1996 and is expected to be available for general release in 1997. The Company believes that the object-oriented framework being developed is highly reusable and that the economic life will be in excess of five years. Accordingly, the Company plans to capitalize the development costs associated with the object-oriented framework in accordance with SFAS No. 86. The Company also intends to capitalize the development of certain OBJECTS application servers for which there is a high likelihood that their economic life will significantly exceed one year. These application servers will represent "core" application servers for which there is well defined market acceptance of the underlying functionality. Total software development costs estimated to be capitalized in 1996 in connection with this development effort will approximate $1.5 to $2.0 million. These costs will be amortized to expense, beginning at the time the product is available for general release (early 1997) over a period not to exceed five years.

       PROVISION FOR INCOME TAXES. During 1996, the Company's effective tax rate was lower than the federal statutory rate of 34% as a result of the utilization of net operating loss carryforwards to offset U.S. taxable income. The provision for income taxes for the three and six month periods ended June 30, 1996 and 1995 was comprised principally of state and foreign income taxes.



LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1996, the Company's cash decreased $1,457,000 to $5,601,000.

Cash used for operating activities was $655,000 for the six months ended June 30, 1996. The primary uses of cash from operating activities were increases in accounts receivable of $931,000, decreases in accrued expenses of $1,508,000 and increases in prepaid expenses of $150,000. These uses were offset by increases in accounts payable of $276,000, increases in deferred revenue of $183,000 and net income of $1,065,000, as adjusted to eliminate depreciation and amortization of $839,000 and the net gain of $372,000 recorded on the sale of discontinued operations. The increase in accounts receivable is a direct result of increased sales. The net decrease in accrued expenses and accounts payable resulted from the payment of amounts accrued at year-end associated with fourth quarter 1995 seasonal growth.

Cash used for investing activities was $1,415,000 which relates primarily to the purchase of furniture, fixtures and computer equipment associated with the growth of foreign subsidiaries and the expansion of the domestic sales network and development effort. The Company also received principal payments to date totaling $184,000 in connection with the sale of its subsidiary Just In Time Enterprise Systems, Inc. in December 1995.

Cash provided by financing activities was $613,000 relating primarily to borrowings under the Company's capital lease arrangements. During the first quarter, the Company borrowed $350,000 under its line of credit to finance the purchase of capital equipment. Subsequent to March 31,1996, the Company refinanced the borrowing as part of a $1,500,000 long-term equipment facility. The facility bears interest at 9.5% and is payable monthly. Principal payments are payable in thirty-six equal monthly installments starting in May 1997 through April 2000. The facility contains restrictive covenants which include the maintenance of minimum tangible net worth and profitability levels as well as certain financial ratios. Total borrowings on equipment facilities through June 30, 1996 were $702,000 and repayments on borrowings were $245,000. In addition, the Company received $156,000 in proceeds in connection with the exercise of stock options.

The Company does not have any material scheduled commitments for capital expenditures. The Company believes that the $5,601,000 of cash and cash equivalents on hand at June 30, 1996, together with anticipated cash flows from operations and the Company's available lines of credit will be sufficient to fund operating cash needs over the next twelve months.

                             PART II - OTHER INFORMATION



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits
               Exhibit 11.1 - Calculation of net income (loss) per common share


       (b) Reports on Form 8-K
               No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Fourth Shift Corporation



August 8, 1996

                                    /s/  DAVID G. LATZKE
                                    ------------------------
                                    David G. Latzke
                                    Vice President and Chief Financial Officer
                                          (principal financial officer)