Form 10-Q
period 1996-09-30
FOURTH SHIFT CORP
filed 1996-11-12
CIK 905724

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

          (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                  For the quarterly period ended September 30, 1996

                                          OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transition period from _________  to  __________
                           Commission file number: 0-21992

                              _________________________

                               FOURTH SHIFT CORPORATION

                (Exact name of Registrant as specified in its charter)


                      MINNESOTA                                41-1437794
            (state or other jurisdiction                     (I.R.S. employer
          of incorporation or organization)                  identification no.)
                              _________________________

                               7900 INTERNATIONAL DRIVE
                                      SUITE 450
                                MINNEAPOLIS, MN  55425
                                    (612) 851-1500
                    (Address, including zip code, of Registrant's
                      principal executive offices and telephone
                             number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ----   ----

The number of shares outstanding of the Registrant's Common Stock on November 6, 1996 was 9,605,009 shares.

                               FOURTH SHIFT CORPORATION

                                        INDEX



                            PART I - FINANCIAL INFORMATION              PAGE

Item 1.        Financial Statements:

                    Consolidated Balance Sheets at                        2
                    September 30, 1996 and December 31, 1995

                    Consolidated Statements of Operations                 3
                    for the three and nine months ended September
                    30, 1996 and 1995

                    Consolidated Statements of Cash Flows                 4
                    for the nine months ended September 30, 1996
                    and 1995

                    Notes to Interim Consolidated Financial Statements    5


Item 2.             Management's Discussion and Analysis of Financial     7
                    Condition and Results of Operations


PART  II - OTHER INFORMATION


Item 6.             Exhibits and Reports on Form 8-K                     12



SIGNATURE                                                                13

                     PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

              FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                           (In thousands)

                               ASSETS

                                                 SEPTEMBER 30,  DECEMBER 31,
                                                      1996         1995
                                                   ---------    --------
                                                  (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents....................   $  5,661    $  7,058
    Accounts receivable, net.....................     11,272      10,129
    Inventories..................................        701         778
    Prepaid expenses.............................      1,087         864
    Current portion of note receivable...........        796         566
                                                   ---------    --------
    Total current assets.........................     19,517      19,395

FURNITURE, FIXTURES AND EQUIPMENT, net...........      5,075       2,997

NOTE RECEIVABLE..................................      1,331       1,934

SOFTWARE DEVELOPMENT COSTS, net                          595           -

GOODWILL, net....................................        105         168
                                                   ---------    --------
     TOTAL ASSETS                                  $  26,623    $ 24,494
                                                   ---------    --------
                                                   ---------    --------

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of capital lease
     obligations and equipment loan..............     $  564      $  441
    Current portion of deferred gain on sale of
     subsidiary..................................        814         566
    Accounts payable.............................      2,706       2,125
    Accrued expenses.............................      4,334       6,180
    Deferred revenue.............................      8,586       8,273
                                                   ---------    --------
    Total current liabilities....................     17,004      17,585

CAPITAL LEASE OBLIGATIONS AND EQUIPMENT
LOAN.............................................      1,831         275

DEFERRED GAIN ON SALE OF
SUBSIDIARY.......................................      1,120       1,934
                                                   ---------    --------
SHAREHOLDERS' EQUITY:
    Common
stock............................................         96          94
    Additional paid-in capital...................     29,862      29,222
    Accumulated deficit..........................    (23,290)    (24,616)
                                                   ---------    --------
    Total shareholders' equity...................      6,668       4,700
                                                   ---------    --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $  26,623    $ 24,494
                                                   ---------    --------
                                                   ---------    --------

            The accompanying notes are an integral part of these
                        consolidated balance sheets.

                  FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)


                                            THREE MONTHS ENDED   NINE MONTHS ENDED
                                               SEPTEMBER 30        SEPTEMBER 30
                                            ------------------   -----------------
                                               1996     1995       1996     1995
                                             -------  --------   -------  --------
                                                (Unaudited)         (Unaudited)
REVENUE:

  Software license. ........................ $  5,277 $  4,112  $  15,679 $  12,200
  Service...................................    6,139    4,454     17,304    13,128
  Third-party software and other............      475      415      1,903     1,124
                                             --------  -------   --------  --------
    Total revenue...........................   11,891    8,981     34,886    26,452
                                             --------  -------   --------  --------
OPERATING EXPENSES:
  Cost of licenses..........................      744      513      2,137     1,663
  Cost of services..........................    2,873    2,185      8,022     6,007
  Cost of third-party software and other....     426      279      1,471       736
  Selling, general and administrative.......    5,641    4,537     15,987    13,680
  Product development.......................    2,020    1,282      6,277     4,063
  Restructuring charge......................        -        -          -       149
                                             --------  -------   --------  --------
    Total operating expenses................   11,704    8,796     33,894    26,298
                                             --------  -------   --------  --------
Operating profit ...........................      187      185        992       154

Other income (expense), net.................        2      (67)        41      (114)
                                             --------  -------   --------  --------
INCOME FROM CONTINUING OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES..........      189      118      1,033        40
    Provision for income taxes..............       27       54        178       183
                                             --------  -------   --------  --------
INCOME (LOSS) FROM CONTINUING OPERATIONS....      162       64        855      (143)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations.........        -       (9)         -    (7,807)
  Net gain on sale of discontinued
   operations...............................      193        -        565         -
                                             --------  -------   --------  --------
    Total discontinued operations...........      193       (9)       565    (7,807)
                                             --------  -------   --------  --------
NET INCOME (LOSS)...........................    $ 355    $  55   $  1,420   $(7,950)
                                             --------  -------   --------  --------
                                             --------  -------   --------  --------
EARNINGS (LOSS) PER COMMON SHARE:
  Continuing operations.....................   $ 0.02   $ 0.01     $ 0.09   $ (0.02)
  Discontinued operations...................     0.02    (0.00)      0.05     (0.83)
                                             --------  -------   --------  --------
  Net income (loss).........................   $ 0.04   $ 0.01     $ 0.14   $ (0.85)
                                             --------  -------   --------  --------
                                             --------  -------   --------  --------
SHARES USED IN PER COMMON SHARE COMPUTATION.    9,969    9,560      9,852     9,350
                                             --------  -------   --------  --------
                                             --------  -------   --------  --------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                        --------------------
                                                          1996       1995
                                                        --------  ----------
                                                            (Unaudited)
OPERATING ACTIVITIES:
    Net income (loss)                                   $  1,420  $  (7,950)
    Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
      Loss from discontinued operations                        -      7,807
      Depreciation and amortization                        1,301        947
      Restructuring charge                                     -        149
      Gain on sale of discontinued operations               (565)         -
      Other                                                  (43)        (4)
      Change in current operating items:
      Accounts receivable, net                            (1,143)       559
      Inventories                                             77        428
      Prepaid expenses                                      (223)      (343)
      Accounts payable                                       581     (2,720)
      Accrued expenses                                    (1,426)       456
      Deferred revenue                                       313      2,051
                                                        --------  ----------
    Net cash provided by operating activities                292      1,380
                                                        --------  ----------
INVESTING ACTIVITIES:
    Purchase of furniture, fixtures and equipment         (2,798)    (1,214)
    Proceeds from sale of discontinued operations            372          -
    Capitalized software development costs                  (595)         -
                                                        --------  ----------
      Net cash used in investing activities               (3,021)    (1,214)
                                                        --------  ----------
FINANCING ACTIVITIES:
    Payments of long-term obligations                       (400)      (342)
    Borrowings on equipment facility and capital leases    1,561        477
    Borrowings on line of credit                             850      2,200
    Repayments of line of credit borrowings                 (850)    (2,200)
    Proceeds on issuance of common stock                     171         56
                                                        --------  ----------
    Net cash provided by financing activities              1,332        191
                                                        --------  ----------
CASH USED IN DISCONTINUED OPERATIONS                           -     (3,384)
                                                        --------  ----------
    Net change in cash and cash equivalents               (1,397)    (3,027)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                    7,058      6,771
                                                        --------  ----------
    End of period                                       $  5,661   $  3,744
                                                        --------  ----------
                                                        --------  ----------

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during each period for-
    Income taxes                                           $  57      $  34
    Interest                                                 159         95
                                                        --------  ----------
                                                        --------  ----------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Capitalized leases                                    $  518      $  87
                                                        --------  ----------
                                                        --------  ----------


          The accompanying notes are an integral part of these consolidated financial statements.

                               FOURTH SHIFT CORPORATION
                  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1996

1. The accompanying interim consolidated financial statements have been prepared by Fourth Shift Corporation (the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.

The unaudited consolidated financial statements as of September 30, 1996 and 1995 and for the three month and nine month periods then ended include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 1996. The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the audited consolidated financial statements for the year ended December 31, 1995. Accordingly, certain footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 1995 audited consolidated financial statements have been omitted from these interim consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995 and the notes thereto.

2. In April 1996, the Company entered into a $1,500,000 long-term equipment facility with a bank to finance the purchase of capital equipment. The facility bears interest at 9.25% and is payable monthly. Principal payments are payable in thirty-six equal monthly installments starting in May 1997 through April 2000. In September 1996, the Company entered into an additional $600,000 long-term equipment facility to finance the purchase of capital equipment in connection with international expansion. The facility bears interest at 9.5% which is payable monthly. Principal payments are payable in thirty-six equal monthly installments starting in October 1997 through September 2000. These facilities contain restrictive covenants which include the maintenance of minimum tangible net worth and profitability levels as well as certain financial ratios. Total borrowings on equipment facilities as of September 30, 1996 are $1,561,000.

In addition, in November 1996, the Company renewed and increased its line of credit agreement from $3,000,000 to $5,000,000, through November 1997. Borrowings are collateralized by the Company's accounts receivable and all other assets of the Company and bear interest at prime plus 1.25%. There were no borrowings outstanding on this line at September 30, 1996.

3. In the quarter ended September 30, 1996, the Company recognized a gain of $193,000 related to the receipt of a principal payment in October 1996 on the note receivable from the sale of its former subsidiary, Just In Time Enterprise Systems, Inc. For the nine month period ended September 30, 1996, the Company recognized a gain of $565,000 in connection with this sale.

4. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," certain software development costs are capitalized upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility and development costs incurred to improve and enhance existing software are charged to expense as incurred. In the quarter ended September 30, 1996, the Company capitalized $595,000 of development costs related to the development of its next generation product, Fourth Shift OBJECTS Enterprise Software -TM- . These capitalized costs will be amortized to expense over the product's estimated economic life, not to exceed five years, beginning at the time the product is available for general release in 1997.

5. Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company has elected to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements. This election will have no impact on the Company's results of operations or financial position.

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

RESULTS OF OPERATIONS

      NET INCOME (LOSS). The Company recorded net income of $355,000 or $.04 per share for the quarter ended September 30, 1996, compared to net income of $55,000 or $.01 per share for the quarter ended September 30, 1995. For the nine month period ended September 30, 1996, the Company recorded net income of $1,420,000 or $.14 per share as compared to a net loss of $7,950,000 or $.85 per share in the year-ago period. The net income reported in the three and nine month periods of 1996 was attributable to increased revenues, especially in the European and Asian geographical regions, and the continued profitability of the Manufacturing Software

System (MSS) product line. In addition, the Company recorded a $193,000 gain on the sale of discontinued operations in the third quarter of 1996. The net loss for the nine month period ended September 30, 1995 resulted primarily from operating losses incurred by the Company's former subsidiary, Just In Time Enterprise Systems, Inc., which was sold in December 1995.

      TOTAL REVENUE increased 32% to $11,891,000 during the three months ended September 30, 1996 from $8,981,000 during the comparable period in 1995. For the nine months ended September 30, 1996, total revenue increased 32% to $34,886,000 from $26,452,000 compared to the comparable period in 1995, as outlined below.

      SOFTWARE LICENSE REVENUE are fees paid by customers for the right to use the Company's software systems. Software license revenue increased $1,165,000 or 28% to $5,277,000 during the third quarter of 1996 from $4,112,000 during the same period in 1995 and increased $3,479,000 or 29% to $15,679,000 for the nine month period ended September 30, 1996 from $12,200,000 during the same period in 1995. The increase is primarily attributable to continued growth and penetration of the Company's products in foreign markets, particularly the Pacific Rim and Europe, increases in the Company's direct sales force and increases relating to the second quarter introduction of Windows NT product offerings.

       SERVICE REVENUE includes customer support fees, training, consulting, installation and project management. Service revenue increased 38% to $6,139,000 during the third quarter of 1996 from $4,454,000 during the same period in 1995 and increased 32% to $17,304,000 for the nine month period ended September 30, 1996 from $13,128,000 during the same period in 1995. Increased service revenue is a direct result of the expansion of the current customer base, additional subscribers to the Company's customer support program and ongoing efforts by the Company's professional services organization to standardize and promote its consulting and training offerings, especially in Asia. In addition, service revenue increased over the prior year due to increases relating to the Company's technical consulting service program and the addition of new professional service product offerings.

       THIRD-PARTY SOFTWARE AND OTHER REVENUE is derived principally from the resale of third-party software licenses (companion products) along with limited hardware sales. These companion products have been integrated to function with the MSS software and extend the functionality of MSS. Third-party software and other revenue increased 14% to $475,000 during the third quarter of 1996 from $415,000 during the same period in 1995 and increased 69% to $1,903,000 for the nine month period ended September 30, 1996 from $1,124,000 during the same period in 1995. The increase is directly related to increases in MSS license revenue since software licenses of third-party vendors are often licensed in conjunction with the licensing of the MSS product. In addition, increases in the variety of companion products made available to customers as well as additional acceptance of companion products by the existing installed base contributed to the revenue increase in 1996.

       COST OF LICENSES increased to $744,000 in the third quarter of 1996 from $513,000 in the same period of 1995. As a percentage of total software license revenue, cost of licenses was 14% for the third quarter of 1996 and 12% for the third quarter of 1995. The increase in cost of licenses as a percentage of license revenue is primarily due to increases in royalty costs paid to third-party software suppliers whose products are embedded in and distributed with the MSS product. As a percentage of license revenue, cost of licenses was 14% for both the September 30, 1996 and 1995 nine month periods.

       COST OF SERVICES increased to $2,873,000 in the third quarter of 1996 from $2,185,000 in the same period of 1995. As a percentage of service revenue, cost of services was 47% for the third quarter of 1996 and 49% for the third quarter of 1995. The decrease in cost of services as a percentage of service revenue primarily relates to the sale of higher margin consulting products which were first introduced in 1996, increases in the delivery of lower cost, on-site training and increases in service productivity. This was offset by increases in costs of services associated with the growth of the Asia market. As a percentage of service revenue, cost of services was 46% for the nine month periods ended September 30, 1996 and 1995.

       COST OF THIRD-PARTY SOFTWARE AND OTHER increased to $426,000 or 90% of third-party software and other revenue in the third quarter of 1996 from $279,000 or 67% of third-party software and other revenue in the same period of 1995. The cost of third-party software and other as a percentage of third-party software and other revenue for the nine month period ended September 30, 1996 was 77% compared to 65% for the same period in 1995. The increase in cost of third-party software as a percentage of third-party software revenue is due to changes in the mix of software and hardware products sold in the third quarter, combined with increased fixed personnel costs and the inclusion of certain costs associated with the writing, supporting and maintenance of the interface between certain companion products and the MSS product.

       SELLING, GENERAL AND ADMINISTRATIVE expense increased to $5,641,000 or 47% of total revenue for the three month period ended September 30, 1996 from $4,537,000 or 51% of total revenue for the three month period ended September 30, 1995. Selling, general and administrative expense for the nine months ended September 30, 1996 was $15,987,000 or 46% of total revenue compared to $13,680,000 or 52% of total revenue for the same period in 1995. The dollar increase in the amount from 1995 to 1996 relates to the addition of selling personnel and commissions earned in connection with the Company's efforts to expand its market penetration in North America and international markets, particularly Asia. The decrease as a percentage of total revenue in the third quarter is the direct result of increases in sales force productivity. The Company has also experienced an overall decrease in general and administrative costs in North America as a result of the concerted efforts made by management to control and reduce such costs. These decreases were partially offset by increased administrative costs associated with the continued expansion in the Asia and European markets. The Company intends to continue to increase its selling and marketing expenditures to generate current and future growth in software license and service revenues.

       PRODUCT DEVELOPMENT expense for the three months ended September 30, 1996 increased to $2,020,000 from $1,282,000 for the three months ended September 30, 1995. As a percentage of total revenue, product development increased to 17% of total revenue compared to 14% in the same period of 1995.
 Product development expense for the nine month period ended September 30, 1996 was $6,277,000 or 18% of total revenue compared to $4,063,000 or 15% of total revenue for the same period in 1995. The overall increase in 1996 is a direct result of increased headcount and support resources associated with the development of the Company's object-oriented, communications-centric product, Fourth Shift OBJECTS Enterprise Software -TM- ("OBJECTS"), which is being designed using object-oriented technology. The first release of OBJECTS was shipped to beta sites for testing in the third quarter of 1996. During 1996, the Company also completed several significant user enhancements associated with MSS product Release 5.2, including an additional language, additional functionality for average actual costing, development of enhanced graphical user interface features and functionality, Windows NT support for TCP/IP communication protocol, and a new on-line documentation system delivered on CD-ROM. The Company's product development activities are conducted internally and consist primarily of software development -- the design, implementation and quality assurance of application code. The Company believes that product development is critical to the continuing success of the Company's products and intends to continue to invest heavily in research and development.

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

Since mid-1995, the Company has been investing significant resources in the development of OBJECTS and completed a working model of OBJECTS in July 1996. OBJECTS will be enhanced during the remainder of 1996 and is expected to be available for general release in 1997. The Company believes that the object-oriented framework being developed is highly reusable and that its economic life will be in excess of five years. Accordingly, the Company capitalized $595,000 of development costs associated with the object-oriented framework in accordance with SFAS No. 86 in the third quarter of 1996. The Company also intends to capitalize the development of certain "core" OBJECTS application servers that will likely have an economic life in excess of one year. The Company anticipates that approximately $1.5 to $2.0 million of software development costs will be capitalized in 1996. These costs will be amortized to expense over a period not to exceed five years, beginning at the time the product is available for general release in 1997.

       PROVISION FOR INCOME TAXES. During 1996, the Company's effective tax rate was lower than the federal statutory rate of 34% as a result of the utilization of net operating loss carryforwards to offset U.S. taxable income. The provision for income taxes for the three and nine month periods ended September 30, 1996 and 1995 was comprised principally of state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1996, the Company's cash and cash equivalents decreased $1,397,000 to $5,661,000.

Cash provided by operating activities was $292,000 for the nine months ended September 30, 1996. The primary source of cash from operating activities was net income of $1,420,000, adjusted for depreciation and amortization of $1,301,000 and the net gain of $565,000 recorded on the sale of discontinued operations and increases in deferred revenue of $313,000. These sources were offset by increases in accounts receivable of $1,143,000, net decreases in accounts payable and accrued expenses of $845,000 and increases in prepaid expenses of $223,000. The increase in accounts receivable is a direct result of increased sales. The net decrease in accrued expenses and accounts payable resulted from the payment of amounts accrued at year-end associated with fourth quarter 1995 seasonal growth.

The Company used $3,021,000 of cash in investing activities during the nine months ended September 30, 1996, primarily to purchase furniture, fixtures and computer equipment associated with the growth of foreign subsidiaries and the expansion of the domestic sales network and development effort and to finance research and development activities that were capitalized for financial reporting purposes. These cash uses were offset by principal payments totaling $372,000 received in connection with the sale of its former subsidiary, Just In Time Enterprise Systems, Inc. in December 1995.

Financing activities generated $1,332,000 of cash during the nine months ended September 30, 1996 primarily through borrowings under the Company's capital lease and equipment financing arrangements. In April 1996, the Company entered into a $1,500,000 long-term equipment facility with a bank to finance the purchase of capital equipment. The facility bears interest at 9.25% and is payable monthly. Principal payments are payable in thirty-six equal monthly installments starting in May 1997 through April 2000. In September 1996, the Company entered into an additional $600,000 long-term equipment facility to finance the purchase of capital equipment in connection with international expansion. The facility bears interest at 9.5% and is payable monthly. Principal payments are payable in thirty-six equal monthly installments starting in October 1997 through September 2000. The facilities contain restrictive covenants which include the maintenance of minimum tangible net worth and profitability levels as well as certain financial ratios. Total borrowings on equipment facilities through September 30, 1996 were $1,561,000 and repayments on borrowings were $400,000. In addition, in November 1996, the Company renewed and increased its line of credit agreement from $3,000,000 to $5,000,000, through November 1997. There were no borrowings outstanding on this line at September 30, 1996. The Company also received $171,000 in proceeds in connection with the exercise of stock options.

The Company does not have any material scheduled commitments for capital expenditures. The Company believes that the $5,661,000 of cash and cash equivalents on hand at September 30, 1996, together with anticipated cash flows from operations and the Company's available line of credit will be sufficient to fund operating cash needs over the next twelve months.

                             PART II - OTHER INFORMATION



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits
              Exhibit 11.1 - Calculation of net income (loss) per common share


          (b) Reports on Form 8-K
              No reports on Form 8-K were filed during the three months ended September 30, 1996.

                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Fourth Shift Corporation


November 8, 1996
                                       /s/  DAVID G. LATZKE
                                   ------------------------------------------
                                   David G. Latzke
                                   Vice President and Chief Financial Officer
                                        (principal financial officer)