Form 10-K
period 1996-12-31
FOURTH SHIFT CORP
filed 1997-03-31
CIK 905724

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
       For the Fiscal Year Ended December 31, 1996

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transaction period from _______________ to ______________.

       Commission File Number:  0-21992

                            FOURTH SHIFT CORPORATION
             (Exact name of registrant as specified in its charter)

           Minnesota                               41-1437794
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)

                                    Suite 450
                            7900 International Drive
                          Minneapolis, Minnesota 55425
                     (Address of principal executive office)
                                 (612) 851-1500
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
  requirements for the past 90 days.  Yes  X   No
                                          ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
  the Form 10-K.  [    ]

As of February 28, 1997, the aggregate market value of the registrant's Common
  Stock, $.01 par value, held by nonaffiliates of the registrant was $40,490,000 (based on the closing sale price of common stock as of February 28, 1997 as quoted on the Nasdaq National Market).

As of February 28, 1997,  there were 9,684,104 shares of the registrant's Common
  Stock, $.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The responses to items 5,6,7 and 8 herein are incorporated by reference to certain information in the Company's Annual Report to Shareholders for the year ended December 31, 1996. The responses to items 10, 11, 12 and 13 herein are incorporated by reference to certain information in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 7, 1997.

                                   PART I
ITEM 1.  BUSINESS.

GENERAL

     Fourth Shift Corporation (the "Company") is a developer and marketer of client/server-based application software for industrial planning and management processes. The Company's principal product, the Fourth Shift-Registered Trademark- Manufacturing Software System ("MSS"), is a family of integrated manufacturing and financial management applications for intermediate-sized sites of manufacturing and distribution enterprises. The MSS system operates in a Windows NT open computing environment. Founded in 1982, the Company reincorporated in Minnesota in 1984. In 1985, the Company introduced the first modules of the MSS product line.

     The period from 1992 through 1996 was a period of steady growth for the Company. The Company both expanded the range of services it offers with the MSS product line and the geography it covers. From 1992 to 1993, revenue increased 45%, as the Company introduced six new modules of MSS, began selling third party software that is compatible with MSS and established a new subsidiary in the People's Republic of China. Revenue increased approximately 15% in 1994 as the Company worked to expand sales both domestically and internationally, instituted new service programs, introduced CD-Rom based training aids, and introduced the release of MSS that combined domestic and international versions of the MSS product into a single version with increased functionality. Importantly, the Company also began the design of its next generation product in 1994--the Fourth Shift OBJECTS Enterprise Software. Total revenue continued to expand during 1995, increasing 24% over 1994, as the breadth of the MSS product line continued to expand and the Company's sales continued to grow internationally in Asia and the Pacific Rim. The Company introduced a graphical user interface providing full Windows operability and a release of a version of MSS for the Windows NT operating system in 1995, together with new modules designed to provide sales order processing and cash management functions. Revenues from the Company's subsidiary in the People's Republic of China increased more than 175% in 1995 as a result of increased market penetration in the People's Republic of China and further expansion into Singapore and Malaysia.

     The Company's operations during the period from 1993 to 1995 were affected by attention devoted to a product line, the Just In Time Enterprise System ("JIT"), that was acquired in December 1992 and sold in December 1995. JIT is a series of information management software modules for industrial companies involved in aerospace and defense and contract manufacturing which operate in the UNIX/Oracle environment. Acquired from a start-up company in Texas, the Company devoted substantial resources, including some of the proceeds from the initial public offering of its common stock completed in July 1993, to improving the JIT code and instituting sales and development procedures designed to improve the profitability of the product line. Because of its drain on Company resources, the product line (which was developed and marketed through a wholly-owned subsidiary) was sold to the Interactive Group, Inc. ("IGI"). The JIT operations are included in the Company's financial statements as discontinued operations.

     Total revenue from continuing operations expanded during 1996, both domestically and internationally, increasing 32% over 1995. North American revenue grew 25% over 1995 while international revenue grew by 51%. The North American growth was achieved through sales and marketing expansion and increased product and service offerings. MSS product enhancements (introduced in late-
1995) included the development of a graphical user interface providing full Windows operability and a release of a version of MSS for the Windows NT operating system. The Company continued to expand its international operations
in 1996.   Revenues from the Company's subsidiary in the People's Republic of
China increased 70% over 1995 as a result of increased market penetration in China and further expansion into southeast Asia. The business in Europe showed renewed growth in 1996, with revenues increasing by 32% over 1995. This was accomplished through expanded sales and marketing efforts, particularly in Continental Europe. In addition, in September 1996 the Company opened subsidiary offices in Johannesburg and Port Elizabeth South Africa, increasing the Company's global presence.

     In 1995, the Company significantly expanded its investment in the development of its next generation product. These efforts continued to grow in 1996, taking shape as Fourth Shift OBJECTS Enterprise Software-Registered Trademark- (OBJECTS). OBJECTS is designed as a communications-centric, object-oriented enterprise software system enabling multi-site manufacturing and distribution companies to globally interconnect via local-area-network, wide-area-network, dial-up line, the internet, or wireless. OBJECTS is currently in beta testing and is expected to be shipped to customers in 1997. (See additional discussion under Products-OBJECTS Enterprise Software).

PRODUCTS - MSS

     The Company's principal product, the Fourth Shift-Registered Trademark-Manufacturing Software System ("MSS"), provides client/server computing in the DOS/Windows/Windows NT/NetWare open system environments and an integrated approach to the industrial planning and control processes known as MRP II. A customer can combine any number of software modules within this product line to provide on-line access to real-time information for MRP, bills of material, capacity requirements planning, master production scheduling and financial management. Information is communicated consistently among the various functional modules of MSS through a common database, facilitating the automatic updating of common information used by all applications. Using this system, a customer manage inventory to significantly reduce carrying costs, manage material ordering to limit manufacturing shortages, manage manufacturing to reduce finished goods surpluses or shortages, immediately access information necessary to communicate customer order scheduling on-line, monitor overall manufacturing and problem areas to maximize efficiency and quickly produce financial reports that are consistent with manufacturing records.

     MSS is a family of more than 40 integrated manufacturing, accounting, sales and information management applications and third party products designed to support decision-making in an industrial company. MSS is designed for and primarily sold to intermediate-sized manufacturing and distribution companies and "stand-alone" sites of larger companies, that are in need of a broadly functional but easily implemented, off-the-shelf application system for up to and beyond 100 users. MSS is sold with a shrink-wrap license in standardized modules with extensive documentation and training aids. MSS is modular, so users can begin with fundamental applications and add more specialized functionality as their requirements evolve and grow.

     In 1994, the Company introduced Mentor-TM-, a self-paced interactive CD-ROM training tool. This product is a critical component of the Company's performance support strategy which supplements standard training classes while serving as an update class for the occasional user. Mentor-TM- provides users with constant interaction through hands-on exercises and includes over 200 job function-oriented lessons covering manufacturing, finance, order processing and system administration.

     The Company believes that the following features of MSS allow it to compete successfully with other LAN-based products: (i) MSS is an integrated and flexible system designed to allow fast, multi-user access to data; (ii) MSS includes over 40 integrated application modules and third party products that have been refined to provide broad, deep functionality in MRP II applications, including international features such as multiple currency and language translation capabilities; (iii) MSS applications generally require fewer keystrokes and screens per task than comparable products; (iv) MSS can be rapidly and easily implemented through a standardized process using extensive training aids, both interactive CD-ROM and classroom; (v) MSS is easy to use and offers seamless integration with off-the-shelf word processing, electronic mail, spreadsheet and other applications, (vi) MSS is offered with a comprehensive support program with local, national and international support organizations, and (vii) MSS is designed to encourage business process reengineering and efficiency in its customers' manufacturing processes.

     MSS is designed for use with the DOS/Windows/Windows NT/NetWare operating environments on both LANs and wide area networks and supports industry standard networking protocols. The integrated system of MSS modules allows a customer to communicate consistent priorities through a common database and on-line inquiries and updates, establishing a framework in which an entire organization can work together. MSS also provides a means to interface MSS with third-party applications through the MSS connectivity modules. The Company licenses a number of third-party software products that have been designed to operate with MSS.

     The following is a list of current MSS product line offerings:

MANUFACTURING MODULES                   FINANCIAL MODULES                     THIRD-PARTY PRODUCTS
---------------------                   -----------------                     --------------------
Approved Vendor Sourcing                Accounts Payable                      Data Net, data collection system VisiBar,
Bills of Material                       Accounts Receivable & Invoicing       collection system
Co-Products Manufacturing               General Ledger                        Integrated EDI System
Inventory Control                       Payroll  Connection                   Finite Capacity Planning
Lot Trace/Serialization                 Product Costing                       Rules-Based Configurator
Management Reports                      General Ledger Restructuring          Cash Collection & Management
Manufacturing Order Management                  Package                       Cycle Counting/Inventory
Material Management/Analysis            Multi-Currency Management                         Management
Material Requirements Planning (MRP)    Cash Management                       Manufacturing Variance Analysis
Operations Performance                                                        Message Analysis & Reporting
Purchasing                                                                    Formula Management
Repetitive Manufacturing                SYSTEM-WIDE MODULES                   Remote Communications
Shop Floor Tracking and Reporting       -------------------                   Customer Service System
                                        Configuration                         Paperless Document Management
                                        Executive Information System(EIS)     Electronic Business Forms
SALES ACTIVITY MODULES                  System Control                        Automated Timekeeping
----------------------                  Framework for Windows                 Quote Management
Sales Analysis                                                                Engineering Change Order
Rules Based Pricing                     CIM CONNECTIVITY MODULES                           Management
Custom Products                         ------------------------
Sales Order Processing                  Customizer
Shipping                                Data Export
                                        Data Import


     The MANUFACTURING MODULES provide on-line information enabling users to solve material shortage, excess inventory and manufacturing efficiency problems. The Inventory Control Module, which maintains and provides inventory status information, is the basic building block for all other manufacturing applications. It works with the MRP Module, which calculates the optimum manufacturing plan based on continual updates from other modules, with the Bills of Material Module, which maintains information relating to the materials, resources and tools necessary to manufacture each product, and the Manufacturing Order Management Module, which verifies component availability, picks materials and calculates material usage variances.

     The function of these modules can be further enhanced for use in specific manufacturing environments with the Repetitive Manufacturing Module, the Co-Products Manufacturing Module or the Custom Products Module. In addition, the Purchasing Module helps buyers manage vendor relationships, the Lot Trace/Serialization Module provides detailed material and finished goods tracking and the Material Management/Analysis Module allows for simulations and engineering-change control.

     The SALES ACTIVITY MODULES address customer service issues. The Sales Order Processing Module gives customer service representatives on-line support for entering and tracking orders. Representatives can act on credit problems and reschedule orders to meet changing delivery dates. The Rules Based Pricing Module further extends order entry functionality to allow the user to create pricing models for individual customers or buying groups. Using the Shipping Module, users can prepare, record and track shipping information to improve shop room efficiency, monitor the shipping process and create shipping lists, labels and airbills. The Custom Products Module helps plan and control make-to-order and engineer-to-order products enabling users to estimate and track job costs, control inventory, provide quotes and configure products on-line.

     The FINANCIAL MODULES are tightly integrated with the manufacturing and sales activity modules so that financial transactions are automatically created as a result of business activity. The General Ledger Module provides comprehensive management of a company's financial position and generates financial reports. The Accounts Payable Module handles processing of supplier invoices from invoice entry to check printing and reconciliation. The Accounts Receivable & Invoicing Module processes customer invoices and payments, tracks current and aged receivables, handles service charges and helps resolve billing questions. The Product Costing Module helps ensure that costs are accurately developed and maintained, and contains flexible tools for analysis and simulation. The Multi-Currency Management Module offers exchange rate tracking and allows transactions to be stated in the trading partners' currency. The Cash Management Module allows customers to track cash transactions and banking activity while providing period-end reconciliations of cash activity.

     The SYSTEM-WIDE MODULES extend and enhance the manufacturing, sales activity and financial modules. The Configuration Module and System Controls Modules are used to tailor the MSS modules to each customer's needs, and contains key features such as audit trails, multi-language support, VAT tax, system-wide security and Novel or Windows NT support. The EIS Module provides decision makers a key performance measurement tool that displays a quick overview of the state of the entire business. The Framework for Windows Module allows Open Database Connectivity ("ODBC") access to the MSS database via ODBC enabled applications, i.e., MICROSOFT CORPORATION'S OFFICE SUITE OF PRODUCTS. In addition, the Framework for Windows Module also provides graphical user interface support to the core MSS Modules.

     The CIM CONNECTIVITY MODULES provide the capability to interface third-party applications, either commercial applications or user-developed applications, to the MSS database. The CIM Customizer Module allows the user to extend the MSS applications by imbedding other application software into the processing flow of the MSS system.

     The typical customer licenses between $40,000 and $75,000 of MSS software. MSS license revenue totaled $22,947,000 for the year ended December 31, 1996, or approximately 47% of the overall revenue of the Company.

     THIRD-PARTY PRODUCTS. The Company also licenses, implements and supports third-party software and hardware products which have been integrated to function with the MSS software. These products extend the functionality of Fourth Shift's software and provide a broader solution to Fourth Shift clients. At December 31, 1996, the Company had 12 agreements with various third-party software and hardware vendors to sell third-party products. Third-party products revenue totaled $2,541,000 during the year ended December 31, 1996.

PRODUCTS - OBJECTS ENTERPRISE SOFTWARE

     Fourth Shift OBJECTS Enterprise Software will be the industry's first communications-centric, extensible and open enterprise software system designed to meet the growing needs of decentralized manufacturing and distribution enterprises worldwide. It will provide the benefits of autonomous site operations and the ability to consolidate information at the enterprise level. OBJECTS will extend the functionality of MSS by providing real-time information to operations around the globe by way of the Internet. In addition, OBJECTS message bus architecture will allow it to operate with in-place legacy systems, enabling the software to be implemented into the enterprise in an evolutionary manner without replacing all existing systems at once.

     Based on Microsoft Windows NT platform, OBJECTS will incorporate TIBCO's industry leading TIB (The Information Bus) publish and subscribe middleware as the messaging backbone for enterprise-wide communications. The unique publish-subscribe middleware enables event-driven information exchange among distributed applications throughout the enterprise, unifying all business processes. Using a subject-based addressing scheme, publish-subscribe communications technology enables users to receive information they need without requesting it and without knowledge of its location. The Information Bus has been the de facto standard for information integration in the data-intensive financial services market for more than a decade.

     The first components of OBJECTS are currently in beta testing and the Company is planning for a general release in 1997.

SERVICES

     The Company offers a broad range of services for its MSS product line, including a comprehensive customer support program, implementation consulting, network-related technical consulting, custom software development and extensive training programs. Such services constituted 48%, 49%, and 46% of the Company's revenue from continuing operations during 1996, 1995, and 1994, respectively.

     CUSTOMER SUPPORT PROGRAM. The Company offers a standardized customer support program ("CSP") for MSS. CSP is a comprehensive, fee-based program designed to help customers obtain the maximum benefit from their business management software. CSP subscribers pay an annual fee equal to 15% of the current list price of the modules licensed. Approximately 80% of the currently active users of MSS products subscribe to CSP. The Company believes CSP is a stable and reliable source of revenue which the Company intends to continue to emphasize to its new and existing customer base.

     Included among the materials and services furnished through CSP are new product releases, telephone technical and application support, a software tool kit, an electronic bulletin board, and newsletter and application notes.
Updated and enhanced versions of the Company's software products are provided to CSP subscribers as part of the annual subscription fee. Telephone support calls are handled by manufacturing, financial and technical experts in the United States, United Kingdom and Peoples Republic of China.

     PROFESSIONAL SERVICES. The Company offers implementation consulting and training for use of its MSS products, as well as custom software development services. Implementation consulting services, available on a fee basis, include implementation planning, project management and specialized custom training.
The Company offers a special implementation workshop designed to ease the MSS implementation process, a readiness audit to identify problems prior to using the system, business reviews to maximize the utility of the system once installed and several benchmarking tests to measure performance against competitors.

     The Company offers a series of classroom and individual on-site training options. Training includes classroom instruction at the Company's offices in the United States, United Kingdom and Peoples Republic of China and at authorized training centers or at customer sites. Customers may also purchase Mentor-TM-, the self-paced interactive CD-Rom training module, to supplement standard training classes while serving as an update class for the occasional user. The Company continues to expand and develop its training offerings.

     The Company also offers, on a limited basis, custom software development services to meet specific customer requirements, and to integrate MSS with a customer's existing computer systems and/or third-party software providers.

MARKETS

     MSS is licensed primarily to mid-sized manufacturing companies, or business units of larger manufacturing companies, that generate more than $5 million of revenue annually and require up to approximately 100 simultaneous users. In addition, MSS is licensed to manufacturing sites of Fortune 500 companies. MSS is used by discrete manufacturers, which assemble or machine parts into finished products, and by process manufacturers, which mix, separate and otherwise combine or control ingredients to create finished products. It has broad application and use in the electronics, industrial, machinery, medical device, transportation, metal fabrication, food processing and chemical industries. MSS is currently licensed for use in over 2,600 customer sites worldwide.

SALES AND MARKETING

     The Company sells its products and services through a direct sales force and value-added resellers in major markets and through sales agents in secondary markets. The Company maintains regional sales offices located in San Diego, Los Angeles, San Jose and San Ramon, California; Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; Cleveland, Ohio; Dallas, Texas; and Piscataway, New Jersey, in addition to its headquarters located in Minneapolis, Minnesota. The Company sells directly through wholly owned subsidiaries in the United Kingdom, Mexico, the People's Republic of China, South Africa, Malaysia, Singapore; and through distributors in Europe, Africa, the Middle-East, and Asia. During 1996, approximately 87% of the Company's software license revenue from continuing operations was generated through direct sales personnel and 13% was generated through resellers
                                   -6-
and agents. Of such software license revenues, approximately 61% was generated in North America and 39% was generated abroad. See footnote 11 included in the Company's 1996 Annual Report to Shareholders for information as to revenue and operating income from continuing operations generated by each of the significant geographic areas in which the Company does business.

     The Company's direct sales personnel are compensated on a salary plus commission basis with commissions paid monthly, in contrast to the quarterly commission plans often present in the software industry. This monthly commission plan assists the Company in managing the level of its sales activity throughout the quarter. The Company's reseller agreements generally provide that sales will be made by authorized resellers on a nonexclusive basis from offices within a designated territory. The agreements obligate the Company to license to the end-user through a value added reseller (VAR) at specified prices and to provide training to each reseller. The Company also maintains a staff of systems consultants who offer pre- and post-sales support to the sales force and to customers.

     The Company markets its products through advertising campaigns in national trade periodicals, direct mail and telemarketing. These efforts are supplemented by listings in relevant directories and trade show and conference appearances. The Company also receives leads from its hardware and services vendors, customers and various accounting and consulting firms. To encourage familiarity with its products by the next generation of business executives, the Company has established a program through which it licenses its software to educational institutions at a substantial discount. Currently over 115 institutions of higher education have licensed MSS systems under this program.

     Sales cycles for the Company's products vary substantially based on the degree of integration, consulting and training required and also on the status of the customer's implementation of a hardware system. The MSS sales cycle is usually four to six months from the time an initial sales presentation is made to a customer until the software is delivered and licensed. MSS products are typically shipped within 48 hours of receipt of order. Generally 20-30% of the price is paid when the order is made and the balance is due 30 days after delivery of the product.

STRATEGIC ARRANGEMENTS

     Part of the Company's sales and marketing strategy is to build and develop relationships with companies that the Company believes will play an important role in the successful marketing of the Company's products. These companies include system software suppliers (such as Microsoft Corporation and TIBCO, Inc.), hardware vendors (such as Compaq Computer Corporation and Tricord Systems, Inc.) and database companies (such as Micro Data Base Systems, Inc., Microsoft Corporation and Oracle Corporation). The Company uses products from system software suppliers to develop the Company's application software products. The suppliers also serve as technical references for future prospects. Under arrangements with hardware vendors, the Company is authorized to resell certain products in conjunction with the sale of the Company's products. Arrangements with database companies allow the Company to sublicense database management systems with its products and to provide fee-based support for licensees.

PRODUCT DEVELOPMENT

     The Company intends to continue to invest heavily in research and development. During the years ended December 31, 1996, 1995, and 1994, the Company recorded research and development expenses from continuing operations of $8,674,000, $5,732,000 and $2,817,000, respectively. In addition, beginning in third quarter of 1996, the Company began to capitalize development costs related to OBJECTS. In 1996 the Company capitalized $1,820,000 related to the development of OBJECTS functionality and related modules that had reached technological feasibility. During 1996, the Company continued to develop and enhance the MSS product while investing significant resources in the development of OBJECTS.

     The computer industry is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements and achieve market acceptance. In particular, the Company believes it must continue to respond quickly to users' needs for broad functionality and multiplatform support and to advances in hardware and operating systems. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness and revenues. In the past, the Company has experienced delays in the introduction of new products and product enhancements. These development efforts are dependent upon the availability of adequate cash to fund them. See "Item 7. Management's Discussion of Financial Position and Results of Operations." There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely basis or that the Company will not experience significant delays in the future, which could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance.

COMPETITION

     The computer industry is intensely competitive and rapidly changing. Due to the flexibility of the Company's products, the Company's competitors range from providers of high-end industrial application software for use on mainframes and minicomputers to providers of low-end application software for use on microcomputers and LANs. Because of the wide functionality of the Company's product line, competitors include providers of financial and business application software as well as industrial and manufacturing resource planning software. The Company competes with its competitors generally on the basis of product features and functions, product architecture, the ability to run on a variety of industry standard platforms, technical support and other related services, ease of product integration with third-party application software and price/performance. The ability to address thoroughly the requirements for various forms (discrete, process, etc.) of manufacturing, efficiency of the user interfaces and commands, computational speed and responsiveness, support for application integration, extensive training materials, and established local support and training are key competitive factors with respect to MSS.

     MSS currently competes primarily in the market for microcomputer-based MRP II software. The Company's primary competitors in this market include QAD,
Inc., Symix Systems, Inc., Micro MRP Visual and Dataworks.   In addition, there
are a number of smaller, regional companies that produce MRP II software for microcomputers. The Company believes that purchases in this market are based primarily on hardware platform and operating system (DOS/Windows/Windows NT/NetWare for LANs versus UNIX systems), functionality, application integration and industry reviews. The Company believes that the MSS product line competes favorably in the portion of this market intended for DOS/Windows/Windows NT/NetWare operating systems and LANs.

     The Company's products compete indirectly with providers of financial and accounting software for microcomputers and other specialized applications in the markets it serves. Competition from this market arises primarily when a customer is seeking only a very narrow solution and the Company believes its products compete favorably with such products on the basis of broad functionality and complete vertical integration.

     Many of the Company's competitors have greater financial, marketing and technological resources than the Company. There can be no assurance that other companies have not developed or marketed or will not develop or market software products that are superior to those of the Company, that are offered at substantially lower prices than those of the Company or that have achieved or will achieve greater market acceptance than those of the Company.

INTELLECTUAL PROPERTY

     The Company has registered its "FOURTH SHIFT" , "FOURTH SHIFT OBJECTS ENTERPRISE SOFTWARE", "MSS", and "MENTOR" trademark for software services and products with the United States Patent and Trademark Office and with the equivalent offices of most foreign countries in which it does business.

     The Company regards its software as proprietary in that title to and ownership of the software reside exclusively with the Company. The Company attempts to protect its rights with a combination of trademark, copyright, employee and third-party nondisclosure agreements. Despite these precautions, it may be possible for unauthorized parties to copy or reverse-engineer portions of the Company's products. While the Company's competitive position could conceivably be threatened by its inability to protect its proprietary information, the Company believes that copyright and trademark protection are less important to the Company's success than other factors such as the knowledge, ability and experience of the Company's personnel, name recognition and ongoing product development and support.

     The Company's software products are licensed to end users under a perpetual, nontransferable, nonexclusive license that stipulates which modules can be used and how many concurrent users may use them. The Company relies primarily on "shrink wrap" licenses for the protection of MSS. A "shrink wrap" license agreement is a printed license agreement included in the packaged MSS software that sets forth the terms and conditions under which the licensee can use the product, and binds the licensee by its acceptance and license of MSS to such terms and conditions. Shrink wrap licenses typically are not signed by the licensee and therefore may be unenforceable under the laws of certain jurisdictions.

     As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software programs could become increasingly the subject of infringement claims. Although the Company's products have never been the subject of an infringement claim, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not require the Company to enter into royalty arrangements or result in costly litigation.

PRODUCTION

     The principal materials and components used in the Company's software products include computer media, user manuals and training guides. The Company prepares master software disks, user manuals and packaging. In some cases, the Company uses third party vendors to duplicate disks containing its software and to print the Company's user manuals, packaging and related materials. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products, or material returns due to product defects.

EMPLOYEES

     As of December 31, 1996, the Company had 483 full-time employees, including 128 in sales and marketing, 134 in software programming and documentation, 144 in customer support services and 77 in finance and administration. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters is located in Minneapolis, Minnesota, in a leased facility consisting of roughly 58,000 square feet, occupied under a lease expiring October 31, 1998. Approximately 11,000 square feet of this space is subleased to IGI through January 1997. The Company also leases 15,400 square feet, approximately 8,700 square feet of which is subleased to a third-party, of space for a second principal office in San Ramon, California pursuant to leases expiring in June 1997 and August 1999. The Company leases additional facilities for domestic operations in San Diego, Los Angeles and San Jose, California; Atlanta, Georgia; Boston,

Massachusetts; Chicago, Illinois; Cleveland, Ohio; Dallas, Texas; Nashua, New Hampshire and Piscataway, New Jersey. The Company also leases facilities and offices for its international operations in London, Mexico City, Johannesburg, Port Elizabeth, Malaysia, Taiwan, Singapore and in Beijing, Tianjin, Guangzhou, Nanjing, Shenzhen and Shanghai of the People's Republic of China. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed to accommodate expansion of corporate operations and for additional sales offices. See Note 8 of Notes to Consolidated Financial Statements for information regarding the Company's lease obligations.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time the Company is involved in litigation relating to claims
arising from its operations in the normal course of business.    As of the date
of this filing, neither the Company nor any of its subsidiaries is a party to any legal proceedings, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

EXECUTIVE OFFICERS

Marion Melvin Stuckey, age 58, is the founder of the Company and has been the Chief Executive Officer and Chairman of the Company since 1982. Prior to forming the Company, Mr. Stuckey was an executive officer of Control Data Corporation ("CDC"), a multinational computer hardware, peripherals and services company, from 1975 to 1982. Prior to that Mr. Stuckey served in various sales, marketing and management positions at IBM from 1960 to 1975.

Jimmie H. Caldwell, age 57, has been President, Chief Operating Officer and a Director of the Company since 1984. Prior to that time, Mr. Caldwell served in various positions at CDC from 1964 to 1984 and held the position of Vice President of Operations for CDC's Peripheral Products Company when he left to join the Company.

Allen S. Peterson, age 53, joined the Company in February 1990 as Vice President, Reseller Sales and moved to Vice President, Sales and Marketing in May 1991, to Vice President-General Manager of MSS Operations in October 1993, and to Executive Vice President in 1995. Prior to joining the Company, Mr. Peterson was Vice President of Sales and Marketing for Speech Plus, a speech technology start-up company, from February 1986 to January 1990. Prior to that time he worked in various industries, including eleven years at IBM.

David G. Latzke, age 37, has been Vice President and Chief Financial Officer since April 1994. Mr. Latzke joined the Company as director of special projects in April 1993. From 1982 until April 1993, Mr. Latzke was a manager with the Audit and Business Advisory Division of Arthur Andersen LLP


                              PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by Item 5 is incorporated by reference to the information under the caption "Price Range of Common Stock" of the Company's Annual Report to Shareholders for the year ended December 31, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by Item 6 is incorporated by reference to the information under the caption "Selected Consolidated Financial Data"of the Company's Annual Report to Shareholders for the year ended December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is incorporated by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report to Shareholders for the year ended December 31, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following is incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 1996:

          Report of Independent Public Accountants

          Consolidated Balance Sheets as of December 31, 1996 and 1995

          Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements


ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 with respect to executive officers is included under a separate caption entitled "Executive Officers" in Part I of the Form 10-K. The information with respect to directors is incorporated by reference to the information under the caption "Election of Directors-Nominees" of the Company's definitive proxy statement for its May 7, 1997 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information under the captions "Election of Directors-Director Compensation" and "Executive Compensation--Summary Compensation Table," " --Stock Options," and "--Long-Term Incentive Plan Awards" of the Company's definitive proxy statement for its May 7, 1997 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the information under caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive proxy statement for its May 7, 1997 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the information under the caption "Election of Directors-Director Compensation" of the Company's definitive proxy statement for its May 7, 1997 Annual Meeting of Shareholders.


                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.   Financial Statements

     1. See the Financial Statement information contained in Item 8 of this Form 10-K
     2. Financial Statement Schedules

          No Financial Statement Schedules are required

b.   Reports on Form 8-K:

               None

c.   Exhibits

Exhibit No.  Description
-----------  ------------
   3.1 Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended March 31, 1994)

   3.2 Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended December 31, 1994)

   4.1 Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company's Registration Statement on Form S-1 filed June 28, 1993 (File No. 33-63012))

  10.1 1989 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement of Form S-1 filed May 19, 1993 (File No. 33-63012))

  10.2 Fourth Shift Corporation 1994 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.5 to the Company's 10-K for the year ended December 31, 1994)

  10.3 Fourth Shift Corporation 1993 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 to the Company's 10-K for the year ended December 31, 1994)

  10.4 Office Lease dated as of December 18, 1992 among the Company and International Plaza Joint Venture, as amended (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 filed May 19, 1993 (File No. 33-63012))

  10.5 Purchase and Sale Agreement, dated December 15, 1995, between Fourth Shift Corporation and Interactive Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company's 8-K dated as of December 15, 1995)

  10.6 Titanium Runtime Distribution License Agreement dated June 20, 1995 between Fourth Shift Corporation and Micro Data Base Systems, Inc. (incorporated by reference to Exhibit 10.8 to the Company's 10-K for the year ended December 31, 1995)

  10.7 Loan and Security Agreement dated as of September 20, 1995 between Fourth Shift Corporation and Silicon Valley Bank (incorporated by reference to Exhibit 10.9 to the Company's 10-K for the year ended December 31, 1995)

 *10.8 Severance Pay Agreement dated April 16, 1996 between the Company and Marion Melvin Stuckey

 *10.9 Severance Pay Agreement dated April 16, 1996 between the Company and Jimmie H. Caldwell

 *10.10 Severance Pay Agreement dated April 16, 1996 between the Company and Allen S. Peterson

 *10.11 Severance Pay Agreement dated April 16, 1996 between the Company and David G. Latzke

  10.12 Amendment No. 1 to Loan and Security Agreement dated as of March 29, 1996 between Fourth Shift Corporation and Silicon Valley Bank

  10.13 Amendment No. 2 to Loan and Security Agreement dated as of April 26, 1996 between Fourth Shift Corporation and Silicon Valley Bank

  10.14 Amendment No. 3 to Loan and Security Agreement dated as of September 24, 1996 between Fourth Shift Corporation and Silicon Valley Bank

  10.15 Amendment No. 4 to Loan and Security Agreement dated as of November 6, 1996 between Fourth Shift Corporation and Silicon Valley Bank

  10.16 License Agreement dated as of March 30, 1996 between Fourth Shift Corporation and Teknekron Software Systems, Inc. (a.k.a. TIBCO)

  11.1       Computation of Earnings Per Share

  13.0       Incorporated pages of the Company's Annual Report to Shareholders

  23.1       Consent of Arthur Andersen LLP

  27.0       Financial Data Schedule (For SEC use only)
__________________
*Management contract or compensatory plan.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 1997.


                                        Fourth Shift Corporation

                                        By:  /s/ MARION MELVIN STUCKEY
                                           ---------------------------------
                                        Marion Melvin  Stuckey
                                        Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

       Name                        Position                          Date
      -----                        --------                          ----

/s/ MARION MELVIN STUCKEY  Chairman, Chief Executive Officer,    March 22, 1997
-------------------------- (principal executive officer) and
Marion Melvin  Stuckey     Director

/s/ JIMMIE H. CALDWELL     President, Chief Operating Officer    March 26, 1997
-------------------------- and Director
Jimmie H. Caldwell

/s/ DAVID G. LATZKE        Vice President and Chief Financial    March 26, 1997
-------------------------  Officer, Treasurer and Secretary
David G. Latzke            (principal financial officer)

/s/ MICHAEL J. WILDES      Corporate Controller (principal       March 26, 1997
-------------------------  accounting officer)
Michael J. Wildes

/s/ MICHAEL J. ADAMS       Director                              March 26, 1997
-------------------------
Michael J. Adams

/s/ DAVID J. ALLIO         Director                              March 26, 1997
-------------------------
David J. Allio

/s/ TONY J. CHRISTIANSON   Director                              March 26, 1997
-------------------------
Tony J. Christianson

/s/ ROBERT M. PRICE        Director                              March 26, 1997
-------------------------
Robert M. Price

/s/ PORTIA ISAACSON        Director                              March 26, 1997
-------------------------
Portia Isaacson

                            FOURTH SHIFT CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                 EXHIBIT INDEX

Exhibit No.   Document                                                           Page No.
-----------   ---------------------------------------------------------------------------
   3.1        Restated Articles of Incorporation of the Company, as amended
              (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended March 31, 1994)

   3.2 Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the year ended
              December 31, 1994)

   4.1 Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company's Registration
              Statement on Form S-1 filed June 28, 1993 (File No. 33-63012))

  10.1        1989 Stock Option Plan (incorporated by reference to Exhibit
              10.4 of the Company's Registration Statement of Form S-1 filed
              May 19, 1993 (File No. 33-63012))

  10.2 Fourth Shift Corporation 1994 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.5 to the Company's 10-K for the year ended December 31, 1994)

  10.3        Fourth Shift Corporation 1993 Stock Incentive Plan, as amended
              (incorporated by reference to Exhibit 10.6 to the Company's 10-K for the year ended December 31, 1994)

  10.4        Office Lease dated as of December 18, 1992 among the Company and
              International Plaza Joint Venture, as amended (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 filed May 19, 1993 (File No. 33-63012))

  10.5        Purchase and Sale Agreement, dated December 15, 1995, between
              Fourth Shift Corporation and Interactive Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company's 8-K dated as of December 15, 1995)

  10.6 Titanium Runtime Distribution License Agreement dated June 20, 1995 between Fourth Shift Corporation and Micro Data Base Systems, Inc.
              (incorporated by reference to Exhibit 10.8 to the Company's 10-K for the year ended December 31, 1995)

  10.7        Loan and Security Agreement dated as of September 20, 1995 between
              Fourth Shift Corporation and Silicon Valley Bank (incorporated by reference to Exhibit 10.9 to the Company's 10-K for the year ended
              December 31, 1995)

 *10.8        Severance Pay Agreement dated April 16, 1996 between the Company and
              Marion Melvin Stuckey

 *10.9        Severance Pay Agreement dated April 16, 1996 between the Company and
              Jimmie H. Caldwell








*10.10        Severance Pay Agreement dated April 16, 1996 between the Company and
              Allen Peterson

*10.11        Severance Pay Agreement dated April 16, 1996 between the Company and
              David Latzke

 10.12        Amendment No. 1 to Loan and Security Agreement dated as of March 29,
              1996 between Fourth Shift Corporation and Silicon Valley Bank

 10.13        Amendment No. 2 to Loan and Security Agreement dated as of April 26,
              1996 between Fourth Shift Corporation and Silicon Valley Bank

 10.14        Amendment No. 3 to Loan and Security Agreement dated as of September
              24, 1996 between Fourth Shift Corporation and Silicon Valley Bank

 10.15        Amendment No. 4 to Loan and Security Agreement dated as of November 6,
              1996 between Fourth Shift Corporation and Silicon Valley Bank

 10.16        License Agreement dated as of March 30, 1996 between Fourth Shift
              Corporation and Teknekron Software Systems, Inc. (a.k.a. TIBCO)

 11.1         Computation of Earnings Per Share

 13.0         Incorporated pages of the Company's Annual Report to Shareholders

 23.1         Consent of Arthur Andersen LLP

 27.0         Financial Data Schedule (For SEC use only)
