Form 10-Q
period 1997-03-31
FOURTH SHIFT CORP
filed 1997-05-15
CIK 905724

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                    For the quarterly period ended March 31, 1997

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
Yes    X          No
   --------          -------

The number of shares outstanding of the Registrant's Common Stock on May 2, 1997 was 9,684,104 shares.

                               FOURTH SHIFT CORPORATION

                                        INDEX



   PART I - FINANCIAL INFORMATION                                       PAGE
   -------------------------------------------------------------------------

  Item 1.  Financial Statements:
           Consolidated Balance Sheets at                                 2
           March 31, 1997 and December 31, 1996

           Consolidated Statements of Operations                          3
           for the three months ended March 31, 1997
           and 1996

           Consolidated Statements of Cash Flows                          4
           for the three months ended March 31, 1997
           and 1996

           Notes to Interim Consolidated Financial Statements             5


  Item 2.  Management's Discussion and Analysis of Financial              6
           Condition and Results of Operations


  PART  II - OTHER INFORMATION
  ----------------------------

  Item 6.  Exhibits and Reports on Form 8-K                              10

  SIGNATURE                                                              11
  ---------

                              PART I - FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS.

                         FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                   (In thousands)

                                      ASSETS
                                      ------
                                                 MARCH 31,       DECEMBER 31,
                                                   1997             1996
                                                   ----             ----
                                               (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents. . . . . . . . .   $  3,704         $  6,435
    Accounts receivable, net . . . . . . . . .     10,714           13,007
    Inventories. . . . . . . . . . . . . . . .        565              596
    Prepaid expenses . . . . . . . . . . . . .      1,227            1,156
    Current portion of note receivable . . . .        832              813
                                                 --------         --------
        Total current assets . . . . . . . . .     17,042           22,007

FURNITURE, FIXTURES AND EQUIPMENT, net . . . .      6,301            6,140

NOTE RECEIVABLE. . . . . . . . . . . . . . . .        906            1,121

SOFTWARE DEVELOPMENT COSTS . . . . . . . . . .      3,040            1,820

GOODWILL, net. . . . . . . . . . . . . . . . .         63               84
                                                 --------         --------
     TOTAL ASSETS                                  27,352        $  31,172
                                                 --------         --------
                                                 --------         --------

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------
CURRENT LIABILITIES:
    Current portion of capital lease
    obligations and equipment loans. . . . . .   $  1,211        $     868
    Current portion of deferred gain
    on sale of subsidiary. . . . . . . . . . .        631              617
    Accounts payable . . . . . . . . . . . . .      2,568            4,283
    Accrued expenses . . . . . . . . . . . . .      4,698            6,032
    Deferred revenue . . . . . . . . . . . . .      8,748            8,860
                                                 --------         --------
         Total current liabilities . . . . . .     17,856           20,660

CAPITAL LEASE OBLIGATIONS AND EQUIPMENT LOANS.      2,514            2,304

DEFERRED GAIN ON SALE OF SUBSIDIARY. . . . . .        906            1,121
                                                 --------         --------

SHAREHOLDERS' EQUITY:
    Common stock . . . . . . . . . . . . . . .         97               96
    Additional paid-in capital . . . . . . . .     30,180           29,872
    Accumulated deficit. . . . . . . . . . . .    (24,201)         (22,881)
                                                 --------         --------
         Total shareholders' equity. . . . . .      6,076            7,087
                                                 --------         --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 27,352        $  31,172
                                                 --------         --------
                                                 --------         --------

      The accompanying notes are an integral part of these consolidated balance sheets.

                      FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except per share data)


                                                         THREE MONTHS ENDED
                                                             MARCH 31
                                                      ------------------------
                                                         1997          1996
                                                      ------------------------
                                                            (Unaudited)
REVENUE:
    Software license . . . . . . . . . . . . . . . .  $  3,801       $  4,388
    Service. . . . . . . . . . . . . . . . . . . . .     6,416          5,518
    Third-party software and other . . . . . . . . .       588            666
                                                      --------       --------
       Total revenue . . . . . . . . . . . . . . . .    10,805         10,572
                                                      --------       --------
OPERATING EXPENSES:
    Cost of licenses . . . . . . . . . . . . . . . .       525            441
    Cost of services . . . . . . . . . . . . . . . .     3,122          2,643
    Cost of third-party software and other . . . . .       412            485
    Selling, general and administrative. . . . . . .     6,123          4,881
    Product development. . . . . . . . . . . . . . .     2,073          1,968
                                                      --------       --------
       Total operating expenses  . . . . . . . . . .    12,255         10,418
                                                      --------       --------
Operating  profit (loss) . . . . . . . . . . . . . .    (1,450)           154

Other income (expense), net. . . . . . . . . . . . .       (77)            43
                                                      --------       --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE PROVISION FOR INCOME TAXES. . . . . . .    (1,527)           197
    Provision for income taxes . . . . . . . . . . .       (31)            71
                                                      --------       --------
INCOME (LOSS) FROM CONTINUING OPERATIONS . . . . . .    (1,496)           126

NET GAIN ON SALE OF DISCONTINUED OPERATIONS. . . . .       201            184
                                                      --------       --------
NET INCOME (LOSS). . . . . . . . . . . . . . . . . .  $ (1,295)      $    310
                                                      --------       --------
                                                      --------       --------
EARNINGS (LOSS) PER COMMON SHARE:
      Continuing operations. . . . . . . . . . . . .  $  (0.15)      $   0.01
      Discontinued operations. . . . . . . . . . . .      0.02           0.02
                                                      --------       --------
      Net income (loss). . . . . . . . . . . . . . .  $  (0.13)      $   0.03
                                                      --------       --------
                                                      --------       --------
SHARES USED IN PER COMMON SHARE COMPUTATION. . . . .     9,674          9,673
                                                      --------       --------
                                                      --------       --------

  The accompanying notes are an integral part of these consolidated financial statements.

                   FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)

                                                         THREE MONTHS ENDED
                                                             MARCH 31
                                                         ------------------
                                                           1997      1996
                                                         -------    -------
                                                            (Unaudited)

OPERATING ACTIVITIES:
    Net income (loss)                                    $ (1,295)   $  310
    Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
       Depreciation and amortization                          614       392
       Gain on sale of discontinued operations               (201)     (184)
       Other                                                   (5)     (139)
       Change in current operating items:
         Accounts receivable, net                           2,293       722
         Inventories                                           31      (262)
         Prepaid expenses                                     (71)      (85)
         Accounts payable                                  (1,715)      387
         Accrued expenses                                  (1,083)   (1,634)
         Deferred revenue                                    (112)      116
                                                         ---------   -------
      Net cash used in operating activities                (1,544)     (377)
                                                         ---------   -------

INVESTING ACTIVITIES:
    Purchase of furniture, fixtures and equipment            (280)     (834)
    Proceeds from sale of discontinued operations             196         -
    Capitalized software development costs                 (1,220)        -
                                                         ---------   -------
      Net cash used in investing activities                (1,304)     (834)
                                                         ---------   -------
FINANCING ACTIVITIES:
    Payments of long-term obligations                        (138)     (102)
    Borrowings on equipment facility                          195         -
    Borrowings on line of credit                                -       350
    Proceeds on issuance of common stock                       60       149
                                                         ---------   -------
      Net cash provided by financing activities               117       397
                                                         ---------   -------

      Net change in cash and cash equivalents              (2,731)     (814)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                     6,435     7,058
                                                         ---------   -------
    End of period                                        $  3,704  $  6,244
                                                         ---------   -------
                                                         ---------   -------

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during each period for-
      Income taxes                                        $    19   $     22
      Interest                                                107         49
                                                         ---------   -------
                                                         ---------   -------

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Capitalized leases                                    $   496   $      -
                                                         ---------   -------
                                                         ---------   -------

  The accompanying notes are an integral part of these consolidated financial statements.

                               FOURTH SHIFT CORPORATION
                  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                    MARCH 31, 1997


1. The accompanying interim consolidated financial statements have been prepared by Fourth Shift Corporation (the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.

The unaudited consolidated financial statements as of March 31, 1997 and 1996 and for the three month periods then ended include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 1997. The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the audited consolidated financial statements for the year ended December 31, 1996. Accordingly, certain footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 1996 audited consolidated financial statements have been omitted from these interim consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996 and the notes thereto.

2. In the quarter ended March 31, 1997, the Company recognized a gain of $201,000 related to the receipt of a principal payment in April 1997 on the note receivable from the sale of its former subsidiary, Just In Time Enterprise Systems, Inc.

3. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," certain software development costs are capitalized upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility and development costs incurred to improve and enhance existing software are charged to expense as incurred. In the quarter ended March 31, 1997, the Company capitalized $1,220,000 of development costs related to the development of its next generation product, Fourth Shift OBJECTS Enterprise Software -TM- . These capitalized costs will be amortized to expense over the product's estimated economic life, not to exceed five years, beginning at the time the product is available for general release.

4. During March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which requires the disclosure of basic earnings per share and diluted earnings per share. The Company expects to adopt SFAS 128 at the end of 1997 and anticipates it will not have a material impact on previously reported earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of financial condition and results of operations has been prepared under the presumption that users of the interim consolidated financial statements have either read or have access to the Company's annual report for the year ended December 31, 1996.

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The following Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated sales, marketing and research and development expenditures, growth in revenue, capital requirements and the sufficiency of cash to meet operating expenses. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

     -- the ability of the Company to timely complete the anticipated development milestones for its new Fourth Shift OBJECTS Enterprise Software product line and the degree of market acceptance of the product once developed;

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

RESULTS OF OPERATIONS

    NET INCOME (LOSS). The Company recorded a net loss of $1,295,000 or $.13 per share for quarter ended March 31, 1997, compared to net income of $310,000 or $.03 per share for the quarter ended March 31, 1996. The loss for the quarter is attributable to the reduction in license revenue when compared with the first quarter of 1996, combined with seasonality in the business which has historically depressed first quarter revenue when compared with the other quarters of the year. See SOFTWARE LICENSE REVENUE below for additional discussion of software license revenue.

    TOTAL REVENUE increased 2% to $10,805,000 during the three months ended March 31, 1997 from $10,572,000 during the comparable period in 1996, as outlined below.

    SOFTWARE LICENSE REVENUE are fees paid by customers for the right to use the Company's software systems. Software license revenue decreased 13% to $3,801,000 from $4,388,000 during same quarter in 1996. This decrease was due to competitive pressures at the lower end of the market combined with delayed purchasing decisions from a few, larger multi-site prospects. Reductions were experienced in all geographic regions (Americas, Europe, and Asia) with the sharpest percentage decrease in Asia. In the opinion of Management, the first quarter license revenue decrease was due to short-term market conditions and challenges. The Company believes it has the resources to address these challenges and therefore does not believe that the first quarter decrease is indicative of a long-term trend.

    SERVICE REVENUE includes customer support fees, training, consulting, installation and project management. Service revenue increased 16% to $6,416,000 from $5,518,000 during the same quarter in 1996. Service revenues showed strong growth despite the shortfall in first quarter license revenue due to the impact of fourth quarter 1996 license revenue growth. Fourth quarter 1996 license revenue grew 47% over the same period in 1995. A major portion of professional services are purchased in the three to six months following the licensing of the software. In addition, service revenue continues to benefit from the Company's ongoing efforts to expand, standardize and promote its professional services offerings.

    THIRD-PARTY SOFTWARE AND OTHER REVENUE is derived principally from the resale of third-party software licenses (companion products) along with limited hardware sales. These companion products have been integrated to function with the MSS software and extend the functionality of MSS. Third-party software and other revenue decreased 12% to $588,000 in the first quarter of 1997 from $666,000 during the same quarter in 1996. This reduction is directly attributable to the decrease in MSS software license revenue, as a significant portion of third-party software is licensed in conjunction with the MSS product.


    COST OF LICENSES increased to $525,000 in the first quarter of 1997 from $441,000 in the same period of 1996. As a percentage of total license revenue, cost of licenses was 14% in the first quarter of 1997 compared to 10% for the prior year comparable period. The increase in the cost of licenses as a percentage of license revenue is primarily due to increases in royalty costs paid to third-party software suppliers whose products are embedded in and distributed with the MSS product.

    COST OF SERVICES increased to $3,122,000 for the three months ended March 31, 1997 from $2,643,000 for the same period of 1996. As a percentage of service revenue, cost of services was 49% for the first quarter of 1997 and 48% for the first quarter of 1996. The slight increase in cost of services as a percentage of service revenue reflects slightly lower levels of productivity due to increases in headcount over the same period in 1996, and the effect of an imbalance between the regional supply versus demand for consulting personnel.

    COST OF THIRD-PARTY SOFTWARE AND OTHER decreased to $412,000 or 70% of third-party software and other revenue in the first quarter of 1997 from $485,000 or 73% of third-party software and other revenue in the same period of 1996. The decrease in cost of third-party software as a percentage of third-party software revenue is due to changes in the mix of software products sold in the quarter.

    SELLING, GENERAL AND ADMINISTRATIVE expense increased 25% to $6,123,000 for the three months period ended March 31, 1997, up from $4,881,000 for the three month period ended March 31, 1996. As a percentage of total revenue, selling, general and administrative expense increased to 57% of total revenue compared to 46% for the same period in 1996. The increase in terms of both absolute dollars and as a percentage of revenue reflects the increased size of the Company resulting from 1996 growth and market penetration. Fixed selling, general and administrative costs did not expand during the first quarter and essentially reflects that which was in place during the fourth quarter of 1996. Since first quarter 1997 software license revenue did not grow at the rate experienced in the later part of 1996, these fixed costs as a percent of revenue have grown significantly when compared to the first quarter of 1996.

    PRODUCT DEVELOPMENT expense for the three months ended March 31, 1997 increased to $2,073,000 from $1,968,000 for the three months ended March 31, 1996. As a percentage of total revenue, product development remained unchanged from 1996 at 19% of total revenue. In the first quarter of 1997, the Company capitalized $1,220,000 of development costs or 37% of total development spending. No development costs were capitalized in the first quarter of 1996.

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

The significant increase in total development spending (including capitalized costs) in the first quarter of 1997 when compared with the same period last year, is a direct result of increased headcount and support resources associated with the development of the Company's object-oriented, communications-centric product, Fourth Shift OBJECTS Enterprise Software (OBJECTS). The first release of OBJECTS was shipped to beta sites for testing in the third quarter of 1996 with a general release currently planned for the second quarter of 1997. The Company believes that the object-oriented framework being developed is highly reusable and that its economic life will be in excess of five years, and therefore is capitalizing the costs associated with its development. The Company is also capitalizing the development costs associated with certain "core" OBJECTS application servers that will likely have an economic life in excess of three years.


    PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended March 31, 1997 and 1996 was comprised of state and foreign income taxes. The Company does not provide for US federal taxes as a result of operating losses and a significant net operating loss carryforward.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the three months ended March 31, 1997, the Company's cash and cash equivalents decreased $2,731,000 to $3,704,000.

Cash used in operating activities was $1,544,000 for the three months ended March 31, 1997. The primary source of cash from operating activities was a decrease in accounts receivable of $2,293,000 resulting from the collection of fourth quarter revenues and the seasonal decrease in receivables. This source was offset by the net loss of $1,295,000 adjusted for depreciation and amortization of $614,000 and the gain of $201,000 recorded on the sale of discontinued
                                       8
operations. In addition, cash was used by decreases in accounts payable of $1,715,000 and decreases in accrued expenses of $1,083,000 resulting from the payment of amounts accrued at 1996 year-end associated with fourth quarter growth.

The Company used $1,304,000 of cash in investing activities during the three months ended March 31, 1997. The primary use of cash for investing activities was $1,220,000 of capitalized development spending related to the development of Fourth Shift OBJECTS Enterprise Software. In addition, purchases of furniture, fixtures and equipment totaled $280,000 in the first quarter of 1997 compared to $834,000 for the same period in 1996. The decrease from 1996 to 1997 reflects reduced capital needs due to slower growth in headcount and increased use of non-cash equipment leases. These cash uses were offset by principal payments of $196,000 received in connection with the sale of the Company's former subsidiary, Just In Time Enterprise Systems, Inc.

Cash provided by financing activities totaled $117,000 during the three months ended March 31, 1997. The primary source of cash from financing activities was $195,000 representing the remaining balance available under the Company's $1,500,000 long-term bank equipment facility. The Company also received $60,000 in proceeds in connection with the exercise of stock options. These sources were partially offset by $138,000 of payments on capital lease obligations.

The Company does not have any material scheduled commitments for capital expenditures. The Company believes that the $3,704,000 of cash and cash equivalents on hand at March 31, 1997, together with the Company's $5,000,000 line of credit and anticipated cash flows from operations will be sufficient to fund operating cash needs over the next twelve months. There were no outstanding borrowings under the line of credit at March 31, 1997, and the Company was in compliance with all related financial performance covenants. If the above sources of cash are not sufficient to fund operations, the Company may need to seek additional funds through equity or debt financing.

                           PART II - OTHER INFORMATION



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
10.1
Amendment No.5 to Loan and Security
Agreement dated March 31, 1997
between Fourth Shift Corporation and
Silicon Valley Bank



Exhibit
11.1
Calculation of net income (loss) per
common share


    (b) Reports on Form 8-K
         No reports on Form 8-K were filed during the three months ended
                  March 31, 1997.

                                      SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        Fourth Shift Corporation


May 14, 1997
                            /s/  DAVID G. LATZKE
                        David G. Latzke
                        Vice President and Chief Financial Officer
                             (principal financial officer)