Form 10-Q
period 1997-06-30
FOURTH SHIFT CORP
filed 1997-08-14
CIK 905724

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from _________  to  __________
                         Commission file number: 0-21992

                            ------------------------

                            FOURTH SHIFT CORPORATION

             (Exact name of Registrant as specified in its charter)


                 MINNESOTA                             41-1437794
       (state or other jurisdiction                 (I.R.S. employer
     of incorporation or organization)             identification no.)

                            ------------------------

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

The number of shares outstanding of the Registrant's Common Stock on August 1, 1997 was 9,703,554 shares.

                            FOURTH SHIFT CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE

Item 1.   Financial Statements:

          Consolidated Balance Sheets at                                   2
          June 30, 1997 and December 31, 1996

          Consolidated Statements of Operations                            3
          for the three and six months ended June 30, 1997
          and 1996

          Consolidated Statements of Cash Flows                            4
          for the six months ended June 30, 1997
          and 1996

          Notes to Interim Consolidated Financial Statements               5

Item 2.   Management's Discussion and Analysis of Financial                6
          Condition and Results of Operations

PART  II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders             10

Item 6.   Exhibits and Reports on Form 8-K                                10

SIGNATURE                                                                 11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS


                                                       JUNE 30,    DECEMBER 31,
                                                         1997          1996
                                                         ----          ----
                                                     (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents....................... $  4,531      $  6,435
     Accounts receivable, net........................   12,023        13,007
     Inventories.....................................      590           596
     Prepaid expenses................................    1,292         1,156
     Current portion of note receivable..............      849           813
                                                      --------      --------

          Total current assets.......................   19,285        22,007

FURNITURE, FIXTURES AND EQUIPMENT, net...............    6,064         6,140

NOTE RECEIVABLE......................................      688         1,121

SOFTWARE DEVELOPMENT COSTS, net......................    4,071         1,820

GOODWILL, net........................................       42            84
                                                      --------      --------

  TOTAL ASSETS                                        $ 30,150      $ 31,172
                                                      --------      --------
                                                      --------      --------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of capital lease obligations
       and equipment loans........................... $  1,206      $    868
     Current portion of deferred gain on sale
       of subsidiary.................................      644           617
     Revolving credit facility.......................    2,000             -
     Accounts payable................................    2,858         4,283
     Accrued expenses................................    5,576         6,032
     Deferred revenue................................    8,770         8,860
                                                      --------      --------

          Total current liabilities..................   21,054        20,660

CAPITAL LEASE OBLIGATIONS AND EQUIPMENT LOANS........    2,262         2,304

DEFERRED GAIN ON SALE OF SUBSIDIARY..................      687         1,121
                                                      --------      --------

SHAREHOLDERS' EQUITY:
     Common stock....................................       97            96
     Additional paid-in capital......................   30,223        29,872
     Accumulated deficit.............................  (24,173)      (22,881)
                                                      --------      --------
          Total shareholders' equity.................    6,147         7,087
                                                      --------      --------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 30,150      $ 31,172
                                                      --------      --------
                                                      --------      --------


               The accompanying notes are an integral part
                  of these consolidated balance sheets.

                    FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                     JUNE 30                  JUNE 30
                                                ------------------      ------------------
                                                  1997      1996          1997      1996
                                                --------  --------      --------  --------
                                                   (Unaudited)              (Unaudited)
REVENUE:
     Software license.......................... $  5,581  $  6,014      $  9,382  $ 10,402
     Service...................................    6,634     5,647        13,050    11,165
     Third-party software and other............      661       762         1,249     1,428
                                                --------  --------      --------  --------
           Total revenue.......................   12,876    12,423        23,681    22,995
                                                --------  --------      --------  --------

OPERATING EXPENSES:
     Cost of licenses..........................      693       664         1,218     1,105
     Cost of services..........................    3,205     2,744         6,327     5,387
     Cost of third-party software and other....      477       560           889     1,045
     Selling, general and administrative.......    6,577     5,465        12,700    10,346
     Product development.......................    1,985     2,339         4,058     4,307
                                                --------  --------      --------  --------
           Total operating expenses............   12,937    11,772        25,192    22,190
                                                --------  --------      --------  --------

Operating profit (loss)........................      (61)      651        (1,511)      805

Other income (expense), net....................      (63)       (4)         (140)       39
                                                --------  --------      --------  --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE PROVISION FOR INCOME TAXES............     (124)      647        (1,651)      844
     Provision (benefit) for income taxes......       21        80           (10)      151
                                                --------  --------      --------  --------

INCOME (LOSS) FROM CONTINUING OPERATIONS.......     (145)      567        (1,641)      693

NET GAIN ON SALE OF DISCONTINUED OPERATIONS....      205       188           406       372
                                                --------  --------      --------  --------

NET INCOME (LOSS).............................. $     60  $    755      $ (1,235) $  1,065
                                                --------  --------      --------  --------
                                                --------  --------      --------  --------

EARNINGS (LOSS) PER COMMON SHARE:
     Continuing operations..................... $  (0.01) $   0.06      $  (0.17) $   0.07
     Discontinued operations...................     0.02      0.02          0.04      0.04
                                                --------  --------      --------  --------
     Net income (loss)......................... $   0.01  $   0.08      $  (0.13) $   0.11
                                                --------  --------      --------  --------
                                                --------  --------      --------  --------

SHARES USED IN PER COMMON SHARE COMPUTATION....    9,749     9,914         9,712     9,793
                                                --------  --------      --------  --------
                                                --------  --------      --------  --------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                    SIX MONTHS ENDED
                                                                        JUNE 30
                                                                   ------------------
                                                                     1997      1996
                                                                   --------  --------
                                                                       (Unaudited)
OPERATING ACTIVITIES:
     Net income (loss)                                             $ (1,235) $  1,065
     Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization                                  1,410       839
       Gain on sale of discontinued operations                         (406)     (372)
       Other                                                            (32)     (102)
       Change in current operating items:
         Accounts receivable, net                                       984      (931)
         Inventories                                                      6        45
         Prepaid expenses                                              (136)     (150)
         Accounts payable                                            (1,425)      276
         Accrued expenses                                              (207)   (1,508)
         Deferred revenue                                               (90)      183
                                                                   --------  --------
       Net cash used in operating activities                         (1,131)     (655)
                                                                   --------  --------

INVESTING ACTIVITIES:
     Purchase of furniture, fixtures and equipment                     (738)   (1,599)
     Proceeds from sale of discontinued operations                      397       184
     Capitalized software development costs                          (2,335)        -
                                                                   --------  --------
       Net cash used in investing activities                         (2,676)   (1,415)
                                                                   --------  --------

FINANCING ACTIVITIES:
     Payments of long-term obligations                                 (395)     (245)
     Borrowings on equipment facility and capital leases                195       702
     Borrowings on line of credit                                     2,000       350
     Repayments of line of credit borrowings                              -      (350)
     Proceeds on issuance of common stock, net                          103       156
                                                                   --------  --------
       Net cash provided by financing activities                      1,903       613
                                                                   --------  --------

       Net change in cash and cash equivalents                       (1,904)   (1,457)

CASH AND CASH EQUIVALENTS:
       Beginning of period                                            6,435     7,058
                                                                   --------  --------
       End of period                                               $  4,531  $  5,601
                                                                   --------  --------
                                                                   --------  --------

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during each period for-
           Income taxes                                            $     25  $     23
           Interest                                                     236       100
                                                                   --------  --------
                                                                   --------  --------

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Capitalized leases                                            $    496  $    435
                                                                   --------  --------
                                                                   --------  --------


                       The accompanying notes are an integral part of these consolidated financial statements.

                            FOURTH SHIFT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

1. The accompanying interim consolidated financial statements have been prepared by Fourth Shift Corporation (the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.

The unaudited consolidated financial statements as of June 30, 1997 and 1996 and for the three month and six month periods then ended include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 1997. The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the audited consolidated financial statements for the year ended December 31, 1996. Accordingly, certain footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 1996 audited consolidated financial statements have been omitted from these interim consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996 and the notes thereto.

2. In the second quarter ended June 30, 1997, the Company recognized a gain of $205,000 related to the receipt of a principal payment in July 1997 on the note receivable from the sale of its former subsidiary, Just In Time Enterprise
Systems, Inc.   For the six-month period ended June 30, 1997, the Company
recognized a gain of $406,000 in connection with this sale.

3. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," certain software development costs are capitalized upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility and development costs incurred to improve and enhance existing software are charged to expense as incurred. In the quarter ended June 30, 1997, the Company capitalized $1,115,000 of development costs related to the development of its next generation product, Fourth Shift OBJECTS Enterprise Software -TM- (OBJECTS). For the six-month period ended June 30, 1997, the Company capitalized $2,335,000 of development costs. In June 1997, the Company introduced Release 1.0 of OBJECTS for general distribution. As such, the Company has begun to amortize all previously capitalized costs related to the development of OBJECTS framework and Release
1.0 application modules. These costs are being amortized straight-line over three years, or the economic life of the framework and modules, if less than three years. The second quarter results included amortization expense of $60,000.

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

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The following Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated sales, marketing and research and development expenditures, growth in revenue, capital requirements and the sufficiency of cash to meet operating expenses. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

     -- the ability of the Company to timely complete the anticipated development milestones for its Manufacturing Software System (MSS) as well as its new Fourth Shift OBJECTS Enterprise Software product line and the degree of market acceptance of that product once developed;

     -- fluctuations in quarterly operating results caused by changes in the computer industry, buying patterns and general economic conditions;

     -- the dependence of the Company on revenue from sales of its MSS product;

     -- the effects of changes in technology and standards in the computer industry;

     -- the significant competition among developers and marketers of industrial software;

     --   the increasing size of the Company's international operations;

     -- the ability of the Company to manage expansion of international distribution channels;

     -- the dependence of the MSS product line on a third-party database management system; and

     -- evolving standards regarding intellectual property protection for software products in general.

RESULTS OF OPERATIONS

     NET INCOME (LOSS). The Company recorded net income of $60,000 or $.01 per share for the quarter ended June 30, 1997, compared to net income of $755,000 or $.08 per share for the quarter ended June 30, 1996. For the six month period ended June 30, 1997, the Company recorded a net loss of $1,235,000 or $.13 per share compared to net income of $1,065,000 or $.11 per share in the year-ago period. The decrease in earnings from the prior year for the quarter and six months is attributable principally to the reduction in license revenue when compared with 1996 performance.

     TOTAL REVENUE increased 4% to $12,876,000 during the three months ended June 30, 1997 from $12,423,000 during the comparable period in 1996. For the six months ended June 30, 1997, total revenue increased 3% to $23,681,000 from $22,995,000 in the comparable period in 1996, as outlined below.

     SOFTWARE LICENSE REVENUE is fees paid by customers for the right to use the Company's software systems. Software license revenue decreased 7% to $5,581,000 during the second quarter of 1997 from $6,014,000 during the same period in 1996 and decreased 10% to $9,382,000 for the six month period ended June 30, 1997 from $10,402,000 during the same period in 1996. For the second quarter, the decrease was the result of shortfalls in North America, with Asia and Europe reflecting year-over-year growth. In North America, sales momentum was down in the first quarter and the early part of the second quarter as a result of competitive pressure and changes in sales management. As the second quarter progressed, improved sales strategies and the management changes lead to improved performance, culminating with strong license revenues in June.

     SERVICE REVENUE includes customer support fees, training, consulting, installation and project management. Service revenue increased 17% to $6,634,000 during the second quarter of 1997 from $5,647,000 during the same period in 1996, and increased 17% to $13,050,000 for the six month period ended June 30, 1997 from $11,165,000 during the same period in 1996. Service revenue continues to grow despite reductions in license revenue. This is the result of an installed base that continues to grow, generating demand for customer support, training and other service products. In addition, service revenue continues to benefit from the Company's ongoing efforts to expand, standardize and promote its professional service offerings.

     THIRD-PARTY SOFTWARE AND OTHER REVENUE is derived principally from the resale of third-party software licenses (companion products) along with limited hardware sales. These companion products have been integrated to function with the MSS software and extend the functionality of MSS. Third-party software and other revenue decreased 13% to $661,000 during the second quarter of 1997 from $762,000 during the same period in 1996 and decreased 13% to $1,249,000 for the six month period ended June 30, 1997 from $1,428,000 during the same period in 1996. This reduction is directly attributable to the decrease in MSS software license revenue, as a significant portion of third-party software is licensed in conjunction with the MSS product.

     COST OF LICENSES increased to $693,000 in the second quarter of 1997 from $664,000 in the same period of 1996. As a percentage of total software license revenue, cost of licenses was 12% for the second quarter of 1997 and 11% for the second quarter of 1996. The increase in cost of licenses as a percentage of license revenue is primarily due to increases in royalty costs paid to third-party software suppliers whose products are embedded in and distributed with the MSS product. As a percentage of license revenue, cost of licenses was 13% for the six month period ended June 30, 1997 and 11% for the same period in 1996.

     COST OF SERVICES increased to $3,205,000 in the second quarter of 1997 from $2,744,000 in the same period of 1996. As a percentage of service revenue, cost of services was 48% for the second quarter of 1997 and 49% for the second quarter of 1996. The decrease in cost of services as a percentage of service revenue primarily relates to the continued growth of customer support revenues, as the margins on this product are higher than the other professional service offerings. As a percentage of service revenue, cost of services was 48% for the six month periods ended June 30, 1997 and 1996.

     COST OF THIRD-PARTY SOFTWARE AND OTHER increased to $477,000 or 72% of third-party software and other revenue in the second quarter of 1997 from $560,000 or 73% of third-party software and other revenue in the same period of 1996. The cost of third-party software and other as a percentage of third-party software and other revenue for the six month period ended June 30, 1997 was 71% compared to 73% for the same period in 1996. The decrease in the cost of third-party software as a percentage of third-party software revenue is due to changes in the mix of software products licensed in the quarter.

     SELLING, GENERAL AND ADMINISTRATIVE expense increased to $6,577,000 or 51% of total revenue for the three month period ended June 30, 1997 from $5,465,000 or 44% of total revenue for the three month period ended June 30, 1996. Selling, general and administrative expense for the six months ended June 30, 1997 was $12,700,000 or 54% of total revenue compared to $10,346,000 or 45% of total revenue for the same period in 1996. The increase in terms of both absolute dollars and as a percentage of revenue reflects the increased size of the Company resulting from 1996 growth and market penetration. Fixed selling, general and administrative costs did not expand during the first half of 1997 and essentially reflects the same level of spending as the fourth quarter 1996. Since 1997 software license revenue did not grow at the rate experienced in the later part of 1996, these fixed costs as a percent of revenue have grown significantly when compared to the first half of 1996.

     PRODUCT DEVELOPMENT expense for the three months ended June 30, 1997 decreased to $1,985,000 from $2,339,000 for the three months ended June 30, 1996. As a percentage of total revenue, product development decreased to 15% of total revenue compared to 19% in the same period of 1996. Product development expense for the six month period ended June 30, 1997 was $4,058,000 or 17% of total revenue compared to $4,307,000 or 19% of total revenue for the same period in 1996. In the second quarter of 1997, the Company capitalized $1,115,000 of development costs or 37% of total development spending. For the six months ended June 30, 1997, the Company capitalized $2,335,000 of development costs or 37% of total development spending. No development costs were capitalized in the first six months of 1996.

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

The significant increase in total development spending (including capitalized costs) in the first six months of 1997 when compared with the same period last year, is a direct result of increased headcount and support resources associated with the development of the Company's object-oriented, communications-centric product, Fourth Shift OBJECTS Enterprise Software (OBJECTS). Release 1.0 of OBJECTS was shipped to beta sites for testing in the third quarter of 1996 with general release occurring in June of 1997. The Company believes that the object-oriented framework is highly reusable and that its economic life will be in excess of five years, and therefore has capitalized the costs associated with its development. The Company is also capitalizing the development costs associated with certain "core" OBJECTS application servers that will likely have an economic life in excess of three years.

With the June 1997 introduction of Release 1.0 of OBJECTS for general distribution, the Company has begun to amortize all previously capitalized costs related to the development of OBJECTS framework and Release 1.0 application servers. These costs are being amortized straight-line over three years, or the economic life of the framework and application servers, if less than three years. The second quarter results included amortization expense of $60,000.
The Company intends to capitalize development costs related to Release 2.0 application servers, beginning at the point in time the respective servers reach technological feasibility through the market release date.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the three and six month periods ended June 30, 1997 and 1996 was comprised of state and foreign income taxes. The Company does not provide for U.S. federal taxes as a result of operating losses and a significant net operating loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 1997, the Company's cash and cash equivalents decreased $1,904,000 to $4,531,000.

Cash used in operating activities was $1,131,000 for the six months ended June 30, 1997. The primary source of cash from operating activities was a decrease in accounts receivable of $984,000 resulting from the collection of fourth quarter revenues and the seasonal decrease in receivables. This source was offset by the net loss of $1,235,000 adjusted for depreciation and amortization of $1,410,000 and the gain of $406,000 recorded on the sale of discontinued operations (these items net to a cash use of $231,000). In addition, cash was used by decreases in accounts payable of $1,425,000 and decreases in accrued expenses of $207,000 resulting from the payment of amounts accrued at 1996 year-end associated with fourth quarter growth.

The Company used $2,676,000 of cash in investing activities during the six months ended June 30, 1997. The primary use of cash for investing activities was $2,335,000 of capitalized development spending related to the development of Fourth Shift OBJECTS Enterprise Software. In addition, purchases of furniture, fixtures and equipment totaled $738,000 through June 30, 1997 compared to $1,599,000 for the same period in 1996. The decrease from 1996 to 1997 reflects reduced capital needs due to slower growth in headcount and increased use of non-cash equipment leases. These cash uses were offset by principal payments of $397,000 received in connection with the sale of the Company's former subsidiary, Just In Time Enterprise Systems, Inc.

Cash provided by financing activities totaled $1,903,000 during the six months ended June 30, 1997. The primary source of cash from financing activities was $2,000,000 of borrowings under the Company's revolving line of credit. Additionally, the Company borrowed $195,000 representing the remaining balance available under the Company's $1,500,000 long-term bank equipment facility. The Company also received $103,000 in proceeds in connection with the exercise of stock options. These sources were partially offset by $395,000 of payments on the bank equipment facility and capital lease obligations.

The Company does not have any material scheduled commitments for capital expenditures. The Company believes that the $4,531,000 of cash and cash equivalents on hand at June 30, 1997, together with $3,000,000 of unused capacity under the Company's $5,000,000 bank line of credit and anticipated cash flows from operations will be sufficient to fund operating cash needs over the next twelve months. At June 30, 1997, the Company was in compliance with all financial performance covenants under the bank line of credit and the bank equipment facility. If the above sources of cash are not sufficient to fund future operations, the Company may need to seek additional funds through equity or debt financing.
                                       9

                         PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The annual meeting of shareholders of Fourth Shift Corporation was held at 3:30 PM on Tuesday May 7, 1997. Shareholders holding 8,826,080 shares, or approximately 91.14 % of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

     a.   Election of Directors

     The following nominees were elected to serve as members of the Board of Directors until the annual meeting of shareholders in 2000 or until such time as a successor may be elected:

                                                   TABULATION OF VOTES
                                                   -------------------
                                                     FOR      WITHHELD
                                                     ---      --------

          A. J. Christianson                       7,865,542   960,069
          S. J. Lair                               7,867,342   958,269
          R. M. Price                              7,887,273   938,338



     b. Approval of amendments to the Fourth Shift Corporation 1994 Employee Stock Purchase Plan

     Shareholders approved the amendments to the Fourth Shift Corporation 1994 Employee Stock Purchase Plan by a vote of 5,813,082 shares, or 60.0 % of the outstanding shares in favor, 210,455 shares against, 108,876 shares abstained, and 2,693,198 shares present or represented by proxy but not voted. The amendments increased the number of shares of the Company's common stock available for issuance under the Plan by 500,000 shares and increased to 75,000 shares the aggregate number of shares that may be purchased in any single purchase period.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits
                Exhibit 11.1   Calculation of net income (loss) per common share

       (b) Reports on Form 8-K
                No reports on Form 8-K were filed during the three months ended June 30, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Fourth Shift Corporation

August 14, 1997

                                        /s/  DAVID G. LATZKE
                                      ------------------------
                                      David G. Latzke
                                      Vice President and Chief Financial Officer
                                            (principal financial officer)