Form 10-Q
period 1997-09-30
FOURTH SHIFT CORP
filed 1997-11-14
CIK 905724

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q
(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934.

              For the quarterly period ended September 30, 1997

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
Yes   X       No
   ------        ------

The number of shares outstanding of the Registrant's Common Stock on November 1, 1997 was 9,789,429 shares.

                           FOURTH SHIFT CORPORATION

                                    INDEX



PART I - FINANCIAL INFORMATION                                             PAGE
-------------------------------------------------------------------------------

Item 1.     Financial Statements:

            Consolidated Balance Sheets at                                    2
            September 30, 1997 and December 31, 1996

            Consolidated Statements of Operations                             3
            for the three and nine months ended September 30, 1997
            and 1996

            Consolidated Statements of Cash Flows                             4
            for the nine months ended September 30, 1997
            and 1996

            Notes to Interim Consolidated Financial Statements                5


Item 2.     Management's Discussion and Analysis of Financial                 6
            Condition and Results of Operations


PART  II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                  10



SIGNATURE                                                                     11

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                    ASSETS

                                                                          SEPTEMBER 30,     DECEMBER 31,
                                                                              1997             1996
                                                                              ----             ----
                                                                           (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents..........................................    $   5,001         $  6,435
     Accounts receivable, net...........................................       11,920           13,007
     Inventories........................................................          588              596
     Prepaid expenses...................................................        1,601            1,156
     Current portion of note receivable.................................            -              813
                                                                            ---------         --------

            Total current assets........................................       19,110           22,007

FURNITURE, FIXTURES AND EQUIPMENT, net..................................        5,829            6,140

NOTE RECEIVABLE.........................................................            -            1,121

SOFTWARE DEVELOPMENT COSTS, net.........................................        4,520            1,820

GOODWILL, net...........................................................           21               84
                                                                            ---------         --------

  TOTAL ASSETS                                                               $ 29,480         $ 31,172
                                                                            ---------         --------
                                                                            ---------         --------


                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of capital lease obligations and equipment loans...     $  1,479         $    868
     Current portion of deferred gain on sale of subsidiary.............            -              617
     Revolving credit facility..........................................        2,000                -
     Accounts payable...................................................        2,380            4,283
     Accrued expenses...................................................        5,906            6,032
     Deferred revenue...................................................        8,406            8,860
                                                                            ---------         --------

            Total current liabilities...................................       20,171           20,660

CAPITAL LEASE OBLIGATIONS AND EQUIPMENT LOANS...........................        1,972            2,304

DEFERRED GAIN ON SALE OF SUBSIDIARY.....................................            -            1,121
                                                                            ---------         --------

SHAREHOLDERS' EQUITY:
     Common stock.......................................................           98               96
     Additional paid-in capital.........................................       30,554           29,872
     Accumulated deficit................................................      (23,315)         (22,881)
                                                                            ---------         --------
            Total shareholders' equity..................................        7,337            7,087
                                                                            ---------         --------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 29,480         $ 31,172
                                                                            ---------         --------
                                                                            ---------         --------

  The accompanying notes are an integral part of these consolidated balance sheets.

                  FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)



                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        SEPTEMBER 30               SEPTEMBER 30
                                                  ------------------------   ------------------------
                                                     1997          1996         1997          1996
                                                  ----------    ----------   ----------    ----------
                                                         (Unaudited)                (Unaudited)
REVENUE:
      Software license........................... $    5,900   $     5,277   $   15,282    $   15,679
      Service....................................      6,753         6,139       19,803        17,304
      Third-party software and other.............        780           475        2,029         1,903
                                                  ----------    ----------   ----------    ----------
            Total revenue........................     13,433        11,891       37,114        34,886
                                                  ----------    ----------   ----------    ----------

OPERATING EXPENSES:
      Cost of licenses...........................        708           600        1,926         1,705
      Cost of services...........................      3,300         2,992        9,627         8,379
      Cost of third-party software and other.....        587           426        1,476         1,471
      Selling, general and administrative........      6,635         5,641       19,335        15,987
      Product development........................      2,422         2,045        6,480         6,352
                                                  ----------    ----------   ----------    ----------
            Total operating expenses.............     13,652        11,704       38,844        33,894
                                                  ----------    ----------   ----------    ----------

Operating profit (loss)..........................       (219)          187       (1,730)          992

Other income (expense), net......................       (155)            2         (295)           41
                                                  ----------    ----------   ----------    ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE PROVISION FOR INCOME TAXES..............       (374)          189       (2,025)        1,033
      Provision for income taxes.................         20            27           10           178
                                                  ----------    ----------   ----------    ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS.........       (394)          162       (2,035)          855

NET GAIN ON SALE OF DISCONTINUED OPERATIONS......      1,255           193        1,661           565
                                                  ----------    ----------   ----------    ----------

NET INCOME (LOSS)................................ $      861    $      355   $     (374)   $    1,420
                                                  ----------    ----------   ----------    ----------
                                                  ----------    ----------   ----------    ----------

EARNINGS (LOSS) PER COMMON SHARE:
      Continuing operations...................... $    (0.04)   $     0.02   $    (0.21)   $     0.09
      Discontinued operations....................       0.13          0.02         0.17          0.05
                                                  ----------    ----------   ----------    ----------
      Net income (loss).......................... $     0.09    $     0.04   $    (0.04)   $     0.14
                                                  ----------    ----------   ----------    ----------
                                                  ----------    ----------   ----------    ----------

SHARES USED IN PER COMMON SHARE COMPUTATION.......     9,943         9,969        9,789         9,852
                                                  ----------    ----------   ----------    ----------
                                                  ----------    ----------   ----------    ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                  FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                                -----------------------
                                                                   1997         1996
                                                                ----------   ----------
                                                                      (Unaudited)
OPERATING ACTIVITIES:
       Net income (loss)                                         $    (374)   $   1,420
       Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
          Depreciation and amortization                              2,389        1,301
          Gain on sale of discontinued operations                   (1,661)        (565)
          Other                                                        (33)         (43)
          Change in current operating items:
            Accounts receivable, net                                 1,087       (1,143)
            Inventories                                                  8           77
            Prepaid expenses                                          (445)        (223)
            Accounts payable                                        (1,903)         581
            Accrued expenses                                           425       (1,426)
            Deferred revenue                                          (454)         313
                                                                ----------   ----------
          Net cash provided by (used in) operating activities         (961)         292
                                                                ----------   ----------

INVESTING ACTIVITIES:
       Purchase of furniture, fixtures and equipment                  (832)      (2,798)
       Proceeds from sale of discontinued operations                 1,857          372
       Capitalized software development costs                       (3,090)        (595)
                                                                ----------   ----------
          Net cash used in investing activities                     (2,065)      (3,021)
                                                                ----------   ----------

FINANCING ACTIVITIES:
       Payments of long-term obligations                              (732)        (400)
       Borrowings on equipment facility and capital leases             195        1,561
       Borrowings on line of credit                                  2,000          850
       Repayments of line of credit borrowings                           -         (850)
       Proceeds on issuance of common stock, net                       129          171
                                                                ----------   ----------
          Net cash provided by financing activities                  1,592        1,332
                                                                ----------   ----------

          Net change in cash and cash equivalents                   (1,434)      (1,397)

CASH AND CASH EQUIVALENTS:
          Beginning of period                                        6,435        7,058
                                                                ----------   ----------
          End of period                                          $   5,001    $   5,661
                                                                ----------   ----------
                                                                ----------   ----------

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid during each period for-
            Income taxes                                         $      25    $      57
            Interest                                                   400          159
                                                                ----------   ----------
                                                                ----------   ----------

NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Capitalized leases                                        $     816    $     518
                                                                ----------   ----------
                                                                ----------   ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                           FOURTH SHIFT CORPORATION
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997

1. The accompanying interim consolidated financial statements have been prepared by Fourth Shift Corporation (the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.

The unaudited consolidated financial statements as of September 30, 1997 and 1996 and for the three month and nine month periods then ended include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 1997. The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the audited consolidated financial statements for the year ended December 31, 1996. Accordingly, certain footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 1996 audited consolidated financial statements have been omitted from these interim consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996 and the notes thereto.

2. In the third quarter ended September 30, 1997, the Company recognized a gain of $1,255,000 related to the full collection of the note receivable from the sale of its former subsidiary, Just In Time Enterprise Systems, Inc.
For the nine-month period ended September 30, 1997, the Company recognized a gain of $1,661,000 in connection with this sale.

3. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," certain software development costs are capitalized upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility and development costs incurred to improve and enhance existing software are charged to expense as incurred. In the quarter ended September 30, 1997, the Company capitalized $755,000 of development costs related to the development of its next generation product, Fourth Shift OBJECTS Enterprise Software -TM-(OBJECTS). For the nine-month period ended September 30, 1997, the Company capitalized $3,090,000 of development costs. In June 1997, the Company introduced Release 1.0 of OBJECTS for general distribution. As such, the Company has begun to amortize all previously capitalized costs related to the development of OBJECTS framework and Release 1.0 application modules. These costs are being amortized straight-line over three years, or the economic life of the framework and modules, if less than three years. The third quarter results included amortization expense of $330,000. For the nine-month period ended September 30, 1997, amortization expense totaled $390,000.

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

        CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The following Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated sales, marketing and research and development expenditures, growth in revenue, capital requirements and the sufficiency of cash to meet operating expenses. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

        -- the ability of the Company to timely complete the anticipated development milestones for its Manufacturing Software System (MSS for OBJECTS) as well as its new Fourth Shift OBJECTS Enterprise Software product line and the degree of market acceptance of that product once developed;

        -- fluctuations in quarterly operating results caused by changes in the computer industry, buying patterns and general economic conditions;

        -- the dependence of the Company on revenue from sales of its MSS for OBJECTS product;

        -- the effects of changes in technology and standards in the computer industry;

        -- the significant competition among developers and marketers of industrial software;

        -- the increasing size of the Company's international operations;

        -- the ability of the Company to manage expansion of international distribution channels;

        -- the dependence of the MSS for OBJECTS product line on a third-party database management system; and

        -- evolving standards regarding intellectual property protection for software products in general.

RESULTS OF OPERATIONS

        NET INCOME (LOSS). The Company recorded net income of $861,000 or $.09 per share for the quarter ended September 30, 1997, compared to net income of $355,000 or $.04 per share for the quarter ended September 30, 1996. For the nine month period ended September 30, 1997, the Company recorded a net loss of $374,000 or $.04 per share compared to net income of $1,420,000 or $.14 per share in the year-ago period. Net income for the quarter ended September 30, 1997 includes a gain of $1,255,000 or $.13 per share from discontinued operations due to the early collection of a note related to the 1995 sale of Just In Time Enterprise Systems, Inc.

The Company recorded an operating loss of $219,000 for the quarter ended September 30, 1997 compared to an operating profit of $187,000 for the same period in 1996. The margins on license and service revenue have remained constant as a percent of revenue from 1996 to 1997 with total revenue increasing 13% over 1996. As a result, the reduction in operating profit is due to increases in selling, general and administrative expense and product development expense. See below for specific discussion of increases in those expenses.

        TOTAL REVENUE increased 13% to $13,433,000 during the three months ended September 30, 1997 from $11,891,000 during the comparable period in 1996. For the nine months ended September 30, 1997, total revenue increased 6% to $37,114,000 from $34,886,000 in the comparable period in 1996, as outlined below.

        SOFTWARE LICENSE REVENUE is fees paid by customers for the right to use the Company's software systems. Software license revenue increased 12% to $5,900,000 during the third quarter of 1997 from $5,277,000 during the same period in 1996 and decreased 3% to $15,282,000 for the nine month period ended September 30, 1997 from $15,679,000 during the same period in 1996.
For the third quarter, 44% year-over-year growth in North America was partially offset by decreases in international markets. The North America growth was due to improved sales strategies and management changes initiated in the second quarter of 1997. International license revenue fell below expectations due to increasing competition and turnover in certain key sales positions. For the nine months, the revenue decrease is due to shortfalls in North America during the first six months of 1997 as a result of competitive pressure.

        SERVICE REVENUE includes customer support fees, training, consulting, installation and project management. Service revenue increased 10% to $6,753,000 during the third quarter of 1997 from $6,139,000 during the same period in 1996, and increased 14% to $19,803,000 for the nine month period ended September 30, 1997 from $17,304,000 during the same period in 1996. Service revenue continues to grow despite decreased license revenue for the first nine months of 1997. This is the result of an installed base that continues to grow, generating demand for customer support, training and other service products. In addition, service revenue continues to reflect the Company's ongoing efforts to expand, standardize and promote its professional service offerings.

        THIRD-PARTY SOFTWARE AND OTHER REVENUE is derived principally from the resale of third-party software licenses (complimentary applications) along with limited hardware sales. These complimentary applications have been integrated to function with the MSS software and extend the functionality of MSS. Third-party software and other revenue increased 64% to $780,000 during the third quarter of 1997 from $475,000 during the same period in 1996 and increased 7% to $2,029,000 for the nine month period ended September 30, 1997 from $1,903,000 during the same period in 1996. The third quarter increase is directly attributable to the 1997 increase in MSS software license revenue, as a significant portion of third-party software is licensed in conjunction with the MSS product. The third quarter 1997 increase in third-party software revenue is magnified by the unusually low demand experienced during the third quarter of 1996.

        COST OF LICENSES increased to $708,000 in the third quarter of 1997 from $600,000 in the same period of 1996. As a percentage of total software license revenue, cost of licenses was 12% for the third quarter of 1997 and 11% for the third quarter of 1996. The increase in cost of licenses as a percentage of license revenue is primarily due to increases in royalty costs paid to third-party software suppliers whose products are embedded in and distributed with the MSS product. As a percentage of license revenue, cost of licenses was 13% for the nine month period ended September 30, 1997 and 11% for the same period in 1996.

        COST OF SERVICES increased to $3,300,000 in the third quarter of 1997 from $2,992,000 in the same period of 1996. As a percentage of service revenue, cost of services was 49% for the third quarter of 1997 and 1996. Increases in service margins related to the growth of customer support revenues were offset by lower margins experienced from newly introduced service offerings. As a percentage of service revenue, cost of services was 49% for the nine month period ended September 30, 1997 and 48% for the same period in 1996.

        COST OF THIRD-PARTY SOFTWARE AND OTHER increased to $587,000 or 75% of third-party software and other revenue in the third quarter of 1997 from $426,000 or 90% of third-party software and other revenue in the same period of 1996. The cost of third-party software and other as a percentage of third-party software and other revenue for the nine month period ended September 30, 1997 was 73% compared to 77% for the same period in 1996. The decrease in the cost of third-party software as a percentage of third-party software revenue is due to changes in the mix of software products licensed during the quarter, as well as the mix of software versus lower-margin hardware revenue.

        SELLING, GENERAL AND ADMINISTRATIVE expense increased to $6,635,000 or 49% of total revenue for the three month period ended September 30, 1997 from $5,641,000 or 47% of total revenue for the three month period ended September 30, 1996. Selling, general and administrative expense for the nine months ended September 30, 1997 was $19,335,000 or 52% of total revenue compared to $15,987,000 or 46% of total revenue for the same period in 1996.
The third quarter increase in terms of both absolute dollars and as a percentage of revenue is due to the costs to reorganize and grow the sales organization, the benefits of which have not yet been fully realized through increased revenue. In addition, the increased percent for the nine months reflects the impact of lower than anticipated license revenue for the first half of 1997.

        PRODUCT DEVELOPMENT expense for the three months ended September 30, 1997 increased to $2,422,000 from $2,045,000 for the three months ended September 30, 1996. As a percentage of total revenue, product development increased to 18% of total revenue compared to 17% in the same period of 1996.
 Product development expense for the nine month period ended September 30, 1997 was $6,480,000 or 17% of total revenue compared to $6,352,000 or 18% of total revenue for the same period in 1996. In the third quarter of 1997, the Company capitalized $755,000 of development costs or 27% of total development spending. For the nine months ended September 30, 1997, the Company capitalized $3,090,000 of development costs or 34% of total development spending. In the third quarter of 1996, development costs of $595,000 were capitalized.

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

The significant increase in total development spending (including capitalized costs) in the first nine months of 1997 when compared with the same period last year, is a direct result of increased headcount and support resources associated with the development of the Company's object-oriented, communications-centric product, Fourth Shift OBJECTS Enterprise Software (OBJECTS). Release 1.0 of OBJECTS was shipped to beta sites for testing in the third quarter of 1996 with general release occurring in June of 1997.
The Company believes that the object-oriented framework is highly reusable and that its economic life will be in excess of five years, and therefore has capitalized the costs associated with its development. The Company is also capitalizing the development costs associated with certain "core" OBJECTS application servers that will likely have an economic life in excess of three years.

With the June 1997 introduction of Release 1.0 of OBJECTS for general distribution, the Company has begun to amortize all previously capitalized costs related to the development of OBJECTS framework and Release 1.0 application servers. These costs are being amortized straight-line over three years, or the economic life of the framework and application servers, if less than three years. Amortization expense was $330,000 for the third quarter and $390,000 for the nine months ended September 30, 1997. The Company has begun to capitalize development costs related to Release 2.0 application servers, beginning at the point in time the respective servers reached technological feasibility. It is anticipated that this capitalization will continue through the market release date.

        PROVISION FOR INCOME TAXES. The provision for income taxes for the three and nine month periods ended September 30, 1997 and 1996 was comprised of state and foreign income taxes. The Company does not provide for U.S. federal taxes as a result of operating losses and a significant net operating loss carryforward.


LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1997, the Company's cash and cash equivalents decreased $1,434,000 to $5,001,000.

The Company used $961,000 of cash in operating activities during the first nine months of 1997. Most of the cash was used in the first quarter as the Company decreased payables incurred because of fourth quarter 1996 growth by $1,903,000, but produced cash of $1,087,000 by reducing seasonably high receivables generated by the same growth. The remaining $145,000 of cash used in operating activities represents the cash effect of the operating loss for the nine months adjusted for the effect of non-cash depreciation.

The Company used $2,065,000 of cash in investing activities during the nine months ended September 30, 1997. The primary use of cash for investing activities was $3,090,000 of capitalized development spending related to the development of Fourth Shift OBJECTS Enterprise Software. In addition, purchases of furniture, fixtures and equipment totaled $832,000 through September 30, 1997 compared to $2,798,000 for the same period in 1996. The decrease from 1996 to 1997 reflects reduced capital needs due to slower growth in headcount and increased use of non-cash equipment leases. These cash uses were offset by principal payments of $1,857,000 received in connection with the sale of the Company's former subsidiary, Just In Time Enterprise Systems, Inc. During the third quarter of 1997, this note was settled in full in advance of the original scheduled payment dates.

Cash provided by financing activities totaled $1,592,000 during the nine months ended September 30, 1997. The primary source of cash from financing activities was $2,000,000 of borrowings under the Company's revolving line of credit. Additionally, the Company borrowed $195,000 representing the remaining balance available under the Company's $1,500,000 long-term bank equipment facility. The Company also received $129,000 in proceeds in connection with the exercise of stock options. These sources were partially offset by $732,000 of payments on the bank equipment facility and capital lease obligations.

The Company does not have any material scheduled commitments for capital expenditures. The Company believes that the $5,001,000 of cash and cash equivalents on hand at September 30, 1997, together with $3,000,000 of unused capacity under the Company's $5,000,000 bank line of credit and anticipated cash flows from operations will be sufficient to fund operating cash needs over the next twelve months. At September 30, 1997, the Company was in compliance with all financial performance covenants under the bank line of credit and the bank equipment facility. The current bank agreements expire and are scheduled for renewal on February 6, 1998. If the above sources of cash are not sufficient to fund future operations, the Company may need to seek additional funds through equity or debt financing.

OTHER MATTERS

Year 2000 issues anticipated by other companies and other software products should not have a negative effect on the future operating results or financial condition of the Company. The Fourth Shift development environment has always supported the use of century-compliant dates. All software code references a 100 year calendar which supports activity between the years 1980 through the year 2079. The Information Technology Association of America
(ITAA) has certified that Fourth Shift enterprise software solutions are year 2000 compliant.

                         PART II - OTHER INFORMATION




ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits
                 Exhibit 11.1  Calculation of net income (loss) per common share

        (b) Reports on Form 8-K
                No reports on Form 8-K were filed during the three months ended September 30, 1997.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Fourth Shift Corporation


November 14, 1997
                                       /s/  DAVID G. LATZKE
                                      -----------------------------------
                                      David G. Latzke
                                      Vice President and Chief Financial Officer
                                              (principal financial officer)