Form 10-K
period 1997-12-31
FOURTH SHIFT CORP
filed 1998-03-31
CIK 905724

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]
    For the Fiscal Year Ended December 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

As of March 13, 1998, the aggregate market value of the registrant's
   Common Stock, $.01 par value, held by nonaffiliates of the registrant was $24,790,000 (based on the closing sale price of common stock as of March 13, 1998 as quoted on the Nasdaq National Market).

As of March 13, 1998, there were 9,900,653 shares of the registrant's
   Common Stock, $.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The responses to items 10, 11, 12 and 13 herein are incorporated by reference to certain information in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 6, 1998.

                                       PART I
ITEM 1.  BUSINESS.

GENERAL

Fourth Shift Corporation (the "Company") is a developer and marketer of client/server-based application software for industrial planning and management processes. The Company's principal product, the Fourth Shift-Registered Trademark- Manufacturing Software System for OBJECTS ("MSS"), is a family of integrated manufacturing and financial management applications for intermediate-sized sites of manufacturing and distribution enterprises. The MSS system operates in a Windows NT and Novell open computing environment. Founded in 1982, the Company reincorporated in Minnesota in 1984. In 1985, the Company introduced the first modules of the MSS product line.

The period from 1992 through 1997 was a period of steady growth for the Company. The Company both expanded the range of services it offers with the MSS product line and the geography it covers. From 1992 to 1993, revenue increased 45%, as the Company introduced six new modules of MSS, began selling third party software that is compatible with MSS and established a new subsidiary in the People's Republic of China. Revenue increased approximately 15% in 1994 as the Company worked to expand sales both domestically and internationally, instituted new service programs, introduced CD-Rom based training aids, and introduced a release that combined the domestic and international versions of the MSS product into a single version with increased functionality. Total revenue continued to expand during 1995, increasing 24% over 1994, as the breadth of the MSS product line continued to expand and the Company's sales continued to grow internationally in Asia and the Pacific Rim. The Company introduced a graphical user interface providing Windows operability and released a version of MSS for the Windows NT operating system in 1995, together with new modules designed to provide sales order processing and cash management functions. Revenues from the Company's subsidiary in the People's Republic of China increased more than 175% in 1995 as a result of increased market penetration in the People's Republic of China and further expansion into Singapore and Malaysia. In 1996, the Company experienced another year of growth, both internationally and domestically with total revenue increasing 32% over 1995. In 1996, North American revenue growth of 25% was accomplished through sales and marketing expansion and new product offerings. The Company continued to expand its international operations in 1996 experiencing total international revenue growth of 51%. Revenue from the Company's subsidiary in the People's Republic of China increased 70% over 1995 as a result of increased market penetration in China and expansion into southeast Asia. Revenue increases were also posted in Europe, growing 32% in 1996.

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

In 1994, the Company began the development of its next generation technology -Fourth Shift OBJECTS technology (OBJECTS). Starting mid-1995, the Company has been investing significant resources in the development of OBJECTS. In July 1996 the Company completed a working model of software utilizing the OBJECTS technology referred to as Fourth Shift OBJECTS Enterprise Software. In early 1997, Fourth Shift OBJECTS Enterprise Software Release 1.0 was distributed for beta testing with a general release in June 1997. Absent the broad functionality of the established MSS product, Fourth Shift OBJECTS Enterprise Software did not meet market expectations.

In December 1997, in conjunction with a restructuring plan (See Note 4 to the Consolidated Financial Statements), the Company reevaluated its OBJECTS development activities and product strategy. As a result of this evaluation, the Company identified ways to combine some of the OBJECTS technology with the functionality of the current MSS product, and redirected its development activities accordingly. Because of this, the decision was made that

Fourth Shift OBJECTS Enterprise Software would not continue as a separate product, but that portions of the OJBECTS technology would be incorporated into future releases of MSS. As of December 31, 1997, OBJECTS Release 1.0 is no longer being marketed or licensed to customers. Pursuant to the restructuring plan, certain employees and contractors were severed from the Company and North American development activities were combined from two groups into a single operation.

Total revenue expanded during 1997 at a rate slower than the historical average, increasing 6% over 1996. North American revenue grew 10% over 1996 while international revenue decreased by 3%. The North American growth was achieved through sales and marketing expansion and increased product and service offerings. New MSS product offerings included the development of an enhanced graphical user interface, an engineering module, a screen customizer module, and an enlarged database. The business in Europe showed continued growth in 1997, with revenues increasing by 18% over 1996. This was accomplished through expanded sales and marketing efforts, particularly in Continental Europe. Revenues from the Company's subsidiary in the People's Republic of China decreased 19% in 1997 primarily as a result of economic problems in Asia, particularly in the last half of the year.


PRODUCTS - MSS FOR OBJECTS

The Company's principal product, the Fourth Shift-Registered Trademark-Manufacturing Software System for OBJECTS ("MSS"), provides client/server computing in the DOS/Windows/Windows NT/NetWare open system environments and an integrated approach to the industrial planning and control processes known as MRP II. A customer can combine any number of software modules within this product line to provide on-line access to real-time information for MRP, bills of material, capacity requirements planning, master production scheduling and financial management. Information is communicated consistently among the various functional modules of MSS through a common database, facilitating the automatic updating of common information used by all applications. Using this system, a customer can manage inventory to significantly reduce carrying costs, manage material ordering to limit manufacturing shortages, manage manufacturing to reduce finished goods surpluses or shortages, immediately access information necessary to communicate customer order scheduling on-line, monitor overall manufacturing and problem areas to maximize efficiency and quickly produce financial reports that are consistent with manufacturing records.

MSS is a family of more than 40 integrated manufacturing, accounting, sales and information management applications and third party products designed to support decision-making in an industrial company. MSS is designed for and primarily licensed to intermediate-sized manufacturing and distribution companies and "stand-alone" sites of larger companies, that are in need of a broadly functional but easily implemented, off-the-shelf application system for up to and beyond 100 concurrent users. MSS is distributed with a shrink-wrap license in standardized modules with extensive documentation and training aids. MSS is modular, so users can begin with fundamental applications and add more specialized functionality as their requirements evolve and grow.

In 1994, the Company introduced Mentor-TM-, a self-paced interactive CD-ROM training tool. This product is a critical component of the Company's performance support strategy, which supplements standard training classes while serving as an update class for the occasional user. Mentor-TM- provides users with constant interaction through hands-on exercises and includes over 200 job function-oriented lessons covering manufacturing, finance, order processing and system administration.

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

The following is a list of current MSS product line offerings:


MANUFACTURING MODULES                   FINANCIAL MODULES                        THIRD-PARTY PRODUCTS
Inventory Management                    Financial Management                     Data Net, data collection system VisiBar,
     -Inventory Control                      -Accounts Payable                     collection system
     -Shipping                               -Accounts Receivable & Invoicing    Integrated EDI System
     -Lot Trace/Serialization                -General Ledger                     Finite Capacity Planning
Manufacturing Operations                Payroll  Connection                      Rules-Based Configurator
     -Manufacturing Order Management    General Ledger Restructuring Package     Cash Collection & Management
     -Repetitive Manufacturing          Multi-Currency Management                Cycle Counting/Inventory
Product Definition                      Cash Management                            Management
     -Bill of Material                                                           Manufacturing Variance Analysis
     -Product Costing                   SYSTEM-WIDE MODULES                      Message Analysis & Reporting
Planning and Scheduling                 System Administration                    Formula Management
     -Materials Requirements Planning        -Configuration                      Remote Communications
Vendor Operations                            -System Control                     Customer Service System
     -Purchasing                             -CIM Data Import                    Paperless Document Management
     -Approved Vendor Sourcing               -CIM Data Export                    Electronic Business Forms
Custom Products Manufacturing                -Management Reports                 Automated Timekeeping
Co-Products Manufacturing                    -Framework for Windows              Quote Management
Material Management/Analysis            Executive Information System(EIS)        Engineering Change Order
Operations Performance                  CIM Customizer                             Management
Shop Floor Tracking and Reporting       Screen Customizer                        Forecast Management System
Engineering Module                                                               ISO9000 Implementation System
                                                                                 Bill of Material Analysis
SALES ACTIVITY MODULES                                                           Store Front Cash Collections System
Customer Operations
     -Order Entry
     -Advanced Price Book
Sales Analysis
Rules Based Pricing
Sales Order Processing


The MANUFACTURING MODULES provide on-line information enabling users to solve material shortage, excess inventory and manufacturing efficiency problems. The Inventory Management Module, which maintains and provides inventory status information, is the basic building block for all other manufacturing applications. It works with the Planning and Scheduling Module, which calculates the optimum manufacturing plan based on continual updates from other modules; with the Product Definition Module, which maintains information relating to the materials, resources, costs, and tools necessary to manufacture each product; and with the Manufacturing Operations Module, which verifies component availability, picks materials and calculates material usage variances.

The function of these modules can be further enhanced for use in specific manufacturing environments with the Shop Floor Tracking and Reporting Module, the Co-Products Manufacturing Module and the Custom Products Module. In addition, the Vendor Operations Module helps buyers manage vendor relationships and the Material Management/Analysis Module allows for simulations and engineering-change control. The Engineering Module, new in 1997, permits engineering information to be integrated with bill of material information.

The SALES ACTIVITY MODULES address customer service issues. The Sales Order Processing Module gives customer service representatives on-line support for entering and tracking orders. Representatives can act on credit problems and reschedule orders to meet changing delivery dates. The Rules Based Pricing Module further extends order entry functionality to allow the user to create pricing models for individual customers or buying groups. Sales Analysis tracks detailed and summarized sales information by item, customer, and order. Sales commissions are also captured and tracked with the Sales Analysis Module.

The FINANCIAL MODULES are tightly integrated with the manufacturing and sales activity modules so that financial transactions are automatically created as a result of business activity. The Financial Management Module provides comprehensive management of a company's financial position and generates financial reports through the module's general ledger function. This module also controls the processing of supplier invoices from invoice entry to check
printing and reconciliation.   Similarly, customer invoicing, cash application,
and accounts receivable management is supported by the Financial Management Module. The Multi-Currency Management Module offers exchange rate tracking and allows transactions to be stated in the trading partners' currency. The Cash Management Module allows customers to track cash transactions and banking activity while providing period-end reconciliations of cash activity. The Payroll Connection permits outside payroll services to download payroll information into the general ledger portion of the Financial Management Module.

The SYSTEM-WIDE MODULES extend and enhance the manufacturing, sales activity and financial modules. The System Administration Module is used to tailor the MSS modules to each customer's needs, and contains key features such as audit trails, multi-language support, VAT tax, system-wide security and Novell or Windows NT support. The System Administration Module also provides CIM connectivity to either commercial or user-developed third-party applications. Open Database Connectivity (ODBC) is also provided under the System Administration Module, this provides access to the MSS database via ODBC enabled applications, i.e., MICROSOFT CORPORATION'S OFFICE SUITE OF PRODUCTS.
Additional system-wide modules such as Executive Information Systems (EIS), CIM Customizer, and Screen Customizer complement the System Administration Module by providing broader functionality. The EIS Module provides decision makers a key performance measurement tool that displays a quick overview of the state of the entire business. The CIM Customizer Module allows the user to extend the MSS applications by embedding other application software into the processing flow of the MSS system. The Screen Customizer permits the customers to configure certain screens to fit their business application.

The typical customer licenses between $50,000 and $90,000 of MSS software. MSS license revenue totaled $21,883,000 for the year ended December 31, 1997, or approximately 42% of the overall revenue of the Company.

THIRD-PARTY PRODUCTS. The Company also licenses, implements and supports third-party software and hardware products which are integrated to function with the MSS software. These products extend the functionality of Fourth Shift's software and provide a broader solution to Fourth Shift clients. At December 31, 1997, the Company had 14 agreements with various third-party software and hardware vendors to license third-party products. Third-party products revenue totaled $3,298,000 during the year ended December 31, 1997.

SERVICES

The Company offers a broad range of services for its MSS product line, including a comprehensive customer support program, implementation consulting, network-related technical consulting, custom software development and extensive training programs. Such services constituted 52%, 48%, and 49% of the Company's revenue from continuing operations during 1997, 1996, and 1995, respectively.

CUSTOMER SUPPORT PROGRAM. The Company offers a standardized customer support program ("CSP") for MSS. CSP is a comprehensive, fee-based program designed to help customers obtain the maximum benefit from their business management software. CSP subscribers pay an annual fee equal to approximately 15% of the current list price of the modules licensed. Approximately 75% of the currently active users of MSS products subscribe to CSP. The Company believes CSP is a stable and reliable source of revenue, which the Company intends to continue to emphasize to its new and existing customer base.

Included among the materials and services furnished through CSP are new product releases, telephone technical and application support, a software tool kit, an electronic bulletin board, and newsletter and application notes. Updated and enhanced versions of the Company's software products are provided to CSP subscribers as part of the annual subscription fee. Telephone support calls are handled by manufacturing, financial and technical experts located in

Fourth Shift offices in the United States, United Kingdom, People's Republic of China, and Singapore. Additionally, certain distributors handle support calls in Eastern Europe and the Middle East.

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

The Company offers a series of classroom and individual on-site training options. Training includes classroom instruction at the Company's offices in the United States, United Kingdom and People's Republic of China and at authorized training centers or at customer sites. Customers may also purchase Mentor-TM-, the self-paced interactive CD-Rom training module, to supplement standard training classes while serving as an update class for the occasional user.

The Company also offers, on a limited basis, custom software development services to meet specific customer requirements, and to integrate MSS with a customer's existing computer systems and/or third-party software providers.

MARKETS

MSS is licensed primarily to mid-sized manufacturing companies, or business units of larger manufacturing companies, that generate more than $5 million of revenue annually and require up to approximately 100 concurrent users. In addition, MSS is licensed to manufacturing sites of Fortune 500 companies. MSS is used by discrete manufacturers (which assemble or machine parts into finished products), and by process manufacturers (which mix, separate and otherwise combine or control ingredients to create finished products). It has broad application and use in the electronics, industrial, machinery, medical device, transportation, metal fabrication, food processing and chemical industries.

SALES AND MARKETING

The Company distributes its products and services through a direct sales force and value-added resellers in major markets, and through sales agents in secondary markets. The Company maintains regional sales offices located in San Diego, Los Angeles, and San Ramon, California; Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; Cleveland, Ohio; Dallas, Texas; and Phoenix, Arizona; in addition to its headquarters located in Minneapolis, Minnesota. The Company sells directly through wholly owned subsidiaries in the United Kingdom, Mexico, the People's Republic of China, South Africa, Malaysia, and Singapore, and through distributors in the Americas, Europe, Africa, the Middle-East, and Asia. During 1997, approximately 94% of the Company's software license revenue was generated through direct sales personnel and 6% was generated through resellers and agents. Of such software license revenues, approximately 65% was generated in North America and 35% was generated abroad (see Note 10 to the Consolidated Financial Statements).

The Company's direct sales personnel are compensated on a salary plus commission basis with commissions paid monthly. This monthly commission plan assists the Company in managing the level of its sales activity throughout the quarter. The Company's reseller agreements generally provide that sales will be made by authorized resellers on a nonexclusive basis from offices within a designated territory. The agreements obligate the Company to license to the end-user through a value added reseller (VAR) at specified prices and to provide training to each reseller. The Company also maintains a staff of systems consultants who offer pre- and post-sales support to the sales force and to customers.

The Company markets its products through advertising campaigns in national trade periodicals, direct mail and telemarketing. These efforts are supplemented by listings in relevant directories and trade show and conference appearances. The Company also receives leads from its hardware and services vendors, customers and various accounting and consulting firms.

Sales cycles for the Company's products vary substantially based on the degree of integration, consulting and training required and also on the status of the customer's implementation of a hardware system. The product sales cycle is usually four to six months from the time an initial sales presentation is made to a customer until the software is delivered and licensed. The Company's products are typically shipped within 48 hours of receipt of order. Generally 40-50% of the price is paid when the order is made and the balance is due 30 days after delivery of the product.

STRATEGIC ARRANGEMENTS

Part of the Company's sales and marketing strategy is to build and develop relationships with companies that will play an important role in the successful marketing of the Company's products. These companies include system software suppliers (such as Microsoft Corporation) and database companies (such as Micro Data Base Systems, Inc. and Microsoft Corporation). The Company uses products from system software suppliers to develop the Company's application software products. The suppliers also serve as technical references for future prospects. Arrangements with database companies allow the Company to sublicense database management systems with its products and to provide fee-based support for licensees.

PRODUCT DEVELOPMENT

Historically, the Company has invested heavily in research and development. During the years ended December 31, 1997, 1996, and 1995, the Company recorded research and development expenses from continuing operations of $9,271,000, $8,674,000, and $5,732,000, respectively. In addition, the Company capitalized $3,819,000 in 1997 and $1,820,000 in 1996 of development costs related to the development of OBJECTS functionality and related modules that had reached technological feasibility. In June 1997, the Company introduced Release 1.0 of OBJECTS for general distribution. In conjunction with this introduction, the Company began amortizing all previously capitalized costs related to the development of OBJECTS framework and Release 1.0 applications modules. The amortization was based on a three-year economic life of the framework and modules, and totaled $720,000 in 1997.

In December 1997 the Company evaluated its existing cost structure and the future marketability of its products. As a result of this consideration, a restructuring plan was implemented. In connection with this restructuring plan, the Company recognized a restructuring charge totaling $2,566,000.
Approximately $936,000 was related to employee severance costs, costs to exit office space that was no longer needed due to staff reductions, and prepaid royalties relating to the OBJECTS product that had no future value. Additionally, $1,630,000 of previously capitalized development costs were expensed as a result of the change in product strategy (see Note 2 to the Consolidated Financial Statements). As of December 31, 1997, OBJECTS Release
1.0 is no longer being marketed or licensed to customers. As such, the remaining capitalized asset of $3,289,000 will not be amortized until the underlying technology is incorporated into a product that is available for general release. At that time, the remaining capitalized costs will be amortized to expense over the product's estimated life.

In 1997, in addition to investing significant resources in the development of OBJECTS, the Company continued to develop and enhance its MSS Product. New modules, an expanded database, and additional third party product offerings were added.

In 1998, the Company's product strategy will be focused on providing solutions for the Company's primary customer base. Future releases will incorporate much of the OBJECTS technology including the message bus, support for both Micro Data Base Systems Inc. (MDBS) and Microsoft SQL Server databases, and multi-company, multi-plant application functionality. Releases in early 1998 will provide the only Internet ready application software release targeted for small to mid-size manufacturers.

The computer industry is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements and achieve market acceptance. In particular, the Company believes it must continue to respond quickly to users' needs for broad functionality and multiplatform support and to advances in hardware and operating systems.
Failure to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness and revenues. In the past, the Company has experienced delays in the introduction of new products and product enhancements. These development efforts are dependent upon the availability of adequate cash to fund them. See "Item 7. Management's Discussion of Financial Condition and Results of Operations." There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely basis or that the Company will not experience significant delays in the future, which could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance.

COMPETITION

The computer industry is intensely competitive and rapidly changing. Due to the flexibility of the Company's products, the Company's competitors range from providers of high-end industrial application software for use on mainframes and minicomputers to providers of low-end application software for use on PCs and LANs. Because of the wide functionality of the Company's product line, competitors include providers of financial and business application software as well as industrial and manufacturing resource planning software. The Company competes generally on the basis of product features and functions, product architecture, the ability to run on a variety of industry standard platforms, technical support and other related services, ease of product integration with third-party application software and price/performance. The ability to address thoroughly the requirements for various forms of manufacturing (discrete, process, etc.), efficiency of the user interfaces and commands, computational speed and responsiveness, ease of implementation, support for application integration, extensive training materials, and established local support and training are key competitive factors with respect to MSS.

MSS currently competes primarily in the market for PC-based MRP II software.
The Company's primary competitors in this market include Micro MRP, Inc., Macola, Inc., Symix Systems, Inc., Dataworks Corporation, and QAD, Inc. In addition, there are a number of smaller, regional companies that produce MRP II software for PCs. The Company believes that purchases in this market are based primarily on hardware platform and operating system (DOS/Windows/Windows NT/NetWare for LANs versus UNIX systems), functionality, ease of implementation, application integration and industry reviews. The Company believes that the MSS product line competes favorably in the portion of this market intended for DOS/Windows/Windows NT/NetWare operating systems and LANs.

The Company's products compete indirectly with providers of financial and accounting software for PCs and other specialized applications in the markets it serves. Competition from this market arises primarily when a customer is seeking only a very narrow solution and the Company believes its products compete favorably with such products on the basis of broad functionality and complete vertical integration.

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

INTELLECTUAL PROPERTY

The Company has registered its "FOURTH SHIFT", "FOURTH SHIFT OBJECTS ENTERPRISE SOFTWARE", and "MENTOR" trademark for software services and products with the United States Patent and Trademark Office and with the equivalent offices of most foreign countries in which it does business. The Company also registers the copyright on its MSS software products.

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

EMPLOYEES

As of December 31, 1997, the Company had 433 full-time employees, including 128 in sales and marketing, 101 in software programming and documentation, 131 in customer support services and 73 in finance and administration. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

The Company's corporate headquarters is located in Minneapolis, Minnesota, in a leased facility consisting of roughly 58,000 square feet, occupied under a lease expiring December 31, 1998. In conjunction with the expiration of the lease, the Company will relocate its corporate headquarters in December 1998.
 A 10-year lease has been signed for a new facility in Minneapolis, Minnesota that consists of approximately 57,000 square feet. The Company also leases 15,400 square feet, approximately 8,700 square feet of which is subleased to a third-party, of space for a second principal office in San Ramon, California pursuant to leases expiring in August 1999. The Company leases additional facilities for domestic operations in San Diego, Anaheim and San Jose, California; Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; Cleveland, Ohio; Dallas, Texas; and Nashua, New Hampshire. In conjunction with the December 1997 restructuring plan, the Company's San Jose office, which encompasses 4,561 square feet, has been vacated and the Company is actively seeking a sub-lessee. (See Note 4 of Notes to Consolidated Financial Statements for information on the Company's restructuring plan). The Company also leases facilities and offices for its international operations in London, Paris, Mexico City, Johannesburg, Port Elizabeth, Malaysia,
Taiwan, Singapore and in Beijing, Tianjin, Guangzhou, Nanjing, and
Shanghai of the People's Republic of China. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed to accommodate expansion of corporate operations and for additional sales offices. See Note 8 of Notes to Consolidated Financial Statements for information regarding the Company's lease obligations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

EXECUTIVE OFFICERS

Marion Melvin Stuckey, age 59, is the founder of the Company and has been the Chief Executive Officer and Chairman of the Company since 1982. Prior to forming the Company, Mr. Stuckey was an executive officer of Control Data Corporation ("CDC"), a multinational computer hardware, peripherals and services company, from 1975 to 1982. Prior to that Mr. Stuckey served in various sales, marketing and management positions at IBM from 1960 to 1975.

Jimmie H. Caldwell, age 58, has been President, Chief Operating Officer and a Director of the Company since 1984. Prior to that time, Mr. Caldwell served in various positions at CDC from 1964 to 1984 and held the position of Vice President of Operations for CDC's Peripheral Products Company when he left to join the Company.

David G. Latzke, age 38, has been Vice President and Chief Financial Officer since April 1994. Mr. Latzke joined the Company as director of special projects in April 1993. From 1982 until April 1993, Mr. Latzke was a manager with the Audit and Business Advisory Division of Arthur Andersen LLP

                                      PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   NASDAQ Symbol

     The Company's common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol FSFT.

   Price Range of Common Stock

     The following table sets forth the high and low sales price of the Common Stock as quoted by the NASDAQ National Market System for the periods indicated. Such prices include inter-dealer prices, and may not include retail markup, markdown or commissions.


                                                        High           Low
                                                        ----           ---

      FISCAL 1996:
               First Quarter                           5 3/4          3 5/8
               Second Quarter                         10 1/2          4 1/2
               Third Quarter                           8 1/2          5 1/8
               Fourth Quarter                          8 1/8          5 1/8
      FISCAL 1997:
               First Quarter                           6 1/8          3 5/8
               Second Quarter                              5          2 3/4
               Third Quarter                           5 3/4              4
               Fourth Quarter                          4 5/8          2 5/8

As of December 31, 1997, there were 278 shareholders of record and, based on the best available information, approximately 2,583 beneficial holders of the Company's Common Stock. The Company has never paid cash dividends on its Common Stock and currently intends to retain earnings for use in operations.

ITEM 6.  SELECTED FINANCIAL DATA



Selected Consolidated Financial Data
(In Thousands, Except Per Share Data)
STATEMENT OF OPERATIONS DATA-                         1997           1996           1995           1994           1993
                                                   -------        -------        -------        -------        -------
REVENUE:
  Software license                                 $21,883        $22,947        $17,128        $13,956        $11,615
  Service                                           27,137         23,822         18,097         13,937         11,316
  Third-party software and other                     3,298          2,541          1,999          2,183          3,186
                                                   -------        -------        -------        -------        -------
        Total revenue                               52,318         49,310         37,224         30,076         26,117
                                                   -------        -------        -------        -------        -------
OPERATING EXPENSES:
  Cost of licenses                                   2,767          2,601          1,708          1,455          1,577
  Cost of services                                  13,209         11,747          8,868          6,356          5,357
  Cost of third-party software and other             2,341          2,008          1,386          1,853          2,576
  Selling, general and administrative               27,505         23,046         18,720         15,394         10,628
  Product development                                9,271          8,674          5,732          2,817          2,021
  Restructuring charge                               2,566              -            149              -              -
                                                   -------        -------        -------        -------        -------
        Total operating expenses                    57,659         48,076         36,563         27,875         22,159
                                                   -------        -------        -------        -------        -------

        Operating profit (loss)                     (5,341)         1,234            661          2,201          3,958

Other income (expense), net                           (432)           (36)          (158)           213            (23)
                                                   -------        -------        -------        -------        -------
  Income (loss) from continuing operations
    before provision for income taxes               (5,773)         1,198            503          2,414          3,935
Provision for income taxes                             328            189            298            159            190
                                                   -------        -------        -------        -------        -------
Income (loss) from continuing operations            (6,101)         1,009            205          2,255          3,745
                                                   -------        -------        -------        -------        -------
Discontinued operations:
  Loss from discontinued operations                      -              -         (7,642)        (4,977)          (228)
  Net gain on sale of discontinued operations        2,311            761          2,037              -              -
                                                   -------        -------        -------        -------        -------
        Total discontinued operations                2,311            761         (5,605)        (4,977)          (228)
                                                   -------        -------        -------        -------        -------
Net income (loss)                                  $(3,790)       $ 1,770       $ (5,400)       $(2,722)       $ 3,517
                                                   -------        -------        -------        -------        -------
                                                   -------        -------        -------        -------        -------

Basic income (loss) per common share (1):
  Continuing operations                            $  (.63)       $   .11       $    .02        $   .24        $   .86
  Discontinued operations                              .24            .08           (.60)          (.54)          (.05)
                                                   -------        -------        -------        -------        -------
        Basic income (loss) per share              $  (.39)       $   .19       $  (0.58)       $ (0.30)       $  0.81
                                                   -------        -------        -------        -------        -------
                                                   -------        -------        -------        -------        -------

Diluted income (loss) per common share (1):
  Continuing operations                            $  (.63)       $   .10       $    .02        $   .24        $   .51
  Discontinued operations                              .24            .08           (.59)          (.53)          (.03)
                                                   -------        -------        -------        -------        -------
        Diluted income (loss) per share            $  (.39)       $   .18       $   (.57)       $  (.29)       $   .48
                                                   -------        -------        -------        -------        -------
                                                   -------        -------        -------        -------        -------

BALANCE SHEET DATA -
  Working capital surplus (deficit)                $(4,161)       $   847       $  1,810        $ 5,055        $ 8,995
  Total assets                                      31,429         31,172         24,494         23,066         20,740
  Long-term obligations                              1,299          2,304            275            269              -
  Shareholders' equity                               4,047          7,087          4,700          9,632         12,162

(1) See Note 2 of notes to the Company's consolidated financial statements for an explanation of the determination of shares used in the per common share computation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1997 Management's Discussion & Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition and should be read in conjunction with the consolidated financial statements and notes thereto.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The following Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated sales, marketing and research and development expenditures, growth in revenue, capital requirements and the sufficiency of cash to meet operating expenses. These, and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

- The ability of the Company to continually enhance the Manufacturing Software System for OBJECTS (MSS) product to meet ever changing market demands for both functionality and new technology;

- Fluctuations in quarterly operating results caused by changes in the computer industry, buying patterns and general economic conditions;

- The ability of the Company to successfully develop its MSS product to meet European Monetary Union requirements;

-    The dependence of the Company on revenue from licensing of its MSS product;

- The effects of changes in technology and standards in the computer industry;

- The significant competition among developers and marketers of industrial software;

-    The ability of the Company to retain key employees;

- The increasing size of the Company's international operations, particularly in Asia;

- The ability of the Company to manage expansion of international distribution channels;

- The dependence of the MSS product line on a third-party database management system; and

- Evolving standards regarding intellectual property protection for software products in general.


SALE OF JUST IN TIME ENTERPRISE SYSTEMS, INC.

Effective December 31, 1995, the Company sold all of the capital stock of Just In Time Enterprise Systems, Inc. (JIT), a wholly owned subsidiary of the Company, along with certain net assets related to the operations of JIT in the United Kingdom, to Interactive Group, Inc. (IGI). The Company received cash proceeds of $1.5 million and a $2.5 million note that was collateralized by the common stock of JIT, all receivables generated by JIT or from the JIT Enterprise System and by the intellectual property rights in the JIT Enterprise System. In addition, IGI agreed to pay an additional amount equal to 4% of the revenues generated from the JIT Enterprise System after December 31, 1995, up to a total of $1.2 million. This amount is also collateralized by JIT's common stock, receivables, and intellectual property rights.

In connection with the sale of JIT, the Company recorded a 1995 gain on the sale of $2,037,000, equal to the excess of the cash proceeds received over the deficit book value of JIT, net of transaction costs. The Company deferred recognition of the gain associated with the note received in connection with the sale and is recognizing the gain associated with this note, as well as the additional amounts receivable based on revenues generated from the JIT Enterprise System, as such amounts are deemed collectible. In 1996 the Company recognized a gain totaling $761,000 related to cash received in 1996 and January 1997. In 1997 the Company recognized a gain of $2,311,000 relating to cash received in 1997 and January 1998 (See Note 3). All income taxes related to these transactions have been offset through the utilization of net operating losses previously generated by JIT.

The operating results of JIT have been presented as discontinued operations in the Company's consolidated financial statements. Accordingly, the discussion contained herein relates to the continuing operations of the Company, unless otherwise noted.

RESULTS OF OPERATIONS

REVENUE:

TOTAL REVENUE for the year ended December 31, 1997 increased 6% to $52,318,000 from $49,310,000 in 1996 and increased 32% to $49,310,000 from $37,224,000 in
1995. The overall growth in total revenue over the three-year period was achieved through increased market penetration in North America and geographic expansion internationally. North American total revenue increased 10% from 1996 to 1997 and increased 25% from 1995 to 1996. Total revenue from the Company's subsidiary in Asia decreased 19% in 1997 following a 70% increase in 1996. The 1997 decrease in revenue was primarily a result of economic problems in Asia, particularly in the last half of the year. Total revenue from the Company's European subsidiary grew 18% in 1997 and 32% in 1996. The growth was the result of continued market penetration in continental Europe. As a percentage of total revenue, sales outside of North America accounted for 29% in 1997, 32% in 1996 and 28% in 1995.

SOFTWARE LICENSE REVENUE are fees paid by customers for the right to use the Company's software system. Software license revenue decreased 5% to $21,883,000 in 1997 from $22,947,000 in 1996 and increased 34% to $22,947,000 in 1996 from
$17,128,000 in 1995. The decrease in license revenue in 1997 is attributable to reduced license revenues in Asia. In North America, license revenues were virtually even with 1996 results, and license revenue in Europe grew by 17%. As stated above, economic problems in Asia resulted in reduced customer demand, particularly in new system licenses, as fewer new manufacturing enterprises opened, and those in place delayed capital expenditures. In North America, competitive pressure and a shortage of experienced sales professionals depressed license revenue in the first half of 1997. The new sales management effected a strong second half of revenues and finished the year even with 1996. Growth in 1996 resulted from increased penetration in foreign markets, an increase in the direct sales force, increased marketing and lead-generating activities and increased acceptance of PC LAN-based manufacturing information systems.

SERVICE REVENUE includes customer support fees, training, consulting, installation and project management. Service revenue increased 14% to $27,138,000 in 1997 from $23,822,000 in 1996 and increased 32% to $23,822,000 in 1996 from $18,097,000 in 1995. The demand for services and support has increased proportionately with the increase in the installed software license base. In addition, the Company is strengthening its efforts to standardize and promote its consulting and training offerings, as well as developing additional value-added products and services for our customers. The Company believes that services are an important component to the overall product line offering and should grow in a manner consistent with the growth in the installed software license base.

THIRD-PARTY SOFTWARE AND OTHER REVENUE are derived principally from the resale of third-party software licenses (complementary applications) along with limited hardware sales. These complementary applications have been integrated to function with the MSS software and extend the functionality of MSS. Third-party software and other revenue increased 30% to $3,298,000 in 1997 from $2,541,000 in 1996 and increased 27% to $2,541,000 in 1996 from $1,999,000 in 1995. The increase in 1997 resulted from increased customer demand for broad ERP functionality, both among new customers and in the Company's previously installed base. The increase in 1996 was directly related to increases in MSS license revenue, since third-party software is often licensed in conjunction with the licensing of the MSS product.

OPERATING EXPENSES:

COST OF LICENSES increased to $2,767,000 in 1997 from $2,601,000 in 1996 and increased as a percentage of total license revenue to 13% in 1997 from 11% in 1996 and 10% 1995. The increase in these costs as a percent of license revenue from 1996 to 1997 is due to increases in royalty costs paid to third-party software suppliers whose products are embedded in and distributed with the MSS product.

COST OF SERVICES increased to $13,209,000 in 1997 from $11,747,000 in 1996 and $8,868,000 in 1995 and held flat as a percentage of service revenue at 49% for all three years. Margins were favorably impacted in 1997 by improved customer support margins due to productivity improvements and high customer support renewal rates. This was offset by lower margins in consulting and training services due to pricing pressures.

COST OF THIRD-PARTY PRODUCTS as a percentage of third-party products revenue was
71% in 1997, 79% in 1996, and 69% in 1995.   The decrease from 1996 to 1997
resulted from the mix of products sold. The increase from 1995 to 1996 is due to the mix of products sold combined with increases in fixed personnel costs and increased costs associated with writing, supporting and maintaining the interface between certain companion products and MSS.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE increased to $27,505,000 in 1997 from $23,046,000 in 1996 and $18,720,000 in 1995. As a percentage of total revenue, selling, general and administrative expense was 53% of total revenue in 1997, 47% in 1996 and 50% in 1995. The increase in spending in 1997 and 1996 is due to the addition of sales and marketing personnel, and related commissions earned, in connection with the Company's expanded market penetration in North America and international markets. The rate of spending as a percent of revenue decreased by three percentage points from 1995 to 1996 and increased by six percentage points from 1996 to 1997. The decrease in the spending rate from 1995 to 1996 is due to the 32% growth in total revenue combined with an increased emphasis on expense control particularly in the general and administrative areas. The increase in the spending rate from 1996 to 1997 is due primarily to growth in selling and marketing expenses in the second half of 1997. During the second half of 1997, the Company incurred additional costs to reorganize and grow the sales organization, particularly in North America. Due to the leadtime required to deploy additional sales personnel and resources, the full benefits of this additional spending have not yet been realized through increased revenue.

PRODUCT DEVELOPMENT EXPENSE was $9,271,000 or 18% of total revenue during 1997, compared to $8,674,000 or 18% of total revenue in 1996 and $5,732,000 or 15% of total revenue in 1995. The increased expense in 1996 and 1997 is a direct result of increased headcount and support resources associated with the development of the Company's object-oriented, communications-centric technology (OBJECTS). The Company also completed several significant user enhancements associated with the MSS product Release 6.0, including enhanced graphical user interface features, an engineering module, a screen customizer module, and an
enlarged database.   The Company's research and development activities are
conducted internally and consist primarily of software development--the writing of code. The Company does not have any material fixed commitments for capital expenditures in research and development. The Company believes that product development spending is critical to the continuing success of the Company's products and intends to continue to invest heavily in research and development.

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

Since mid-1995, the Company has been investing significant resources in the development of OBJECTS and completed a working model of OBJECTS in July 1996. The Company believes that the object-oriented framework under development is highly reusable and that its economic life will be in excess of five years. Costs associated with its development were therefore capitalized. The Company also capitalized the development costs associated with certain "core" OBJECTS modules that were anticipated to have an economic life in excess of three years. In 1997 and 1996, the Company capitalized $3,819,000 and $1,820,000 of development costs, respectively.

In June 1997, the Company introduced Release 1.0 of OBJECTS for general distribution. As such, the Company initiated amortization of all previously capitalized costs related to the development of OBJECTS framework and Release
1.0 application modules. These costs were amortized assuming a three-year economic life for the framework and modules. Amortization expense for 1997 totaled $720,000 and is presented as a component of product development expense.

In December 1997, in conjunction with the restructuring plan discussed below, the Company reevaluated its OBJECTS development activities and product strategy. As a result of this evaluation, the Company identified ways to combine some the OBJECTS technology with the functionality of the current MSS product, and redirected its development activities accordingly. Because of this redirection, it was determined that components of the previously developed OBJECTS product, particularly the application modules, would not be incorporated into planned future product releases. As such, $1,630,000 of previously capitalized costs related to these components, net of accumulated amortization, were charged to restructuring expense in December 1997.

RESTRUCTURING CHARGE is the result of an evaluation of the Company's structure and organization, primarily in the product development area. In December 1997, the Company's development operations were restructured in conjunction with a change in product strategy. Specifically, all North American development activities were combined into a single operation - previously the Company maintained two development groups. The restructuring charge totaled $2,566,000 and included $394,000 of severance costs for employees and contractors, $392,000 to provide for the cost to exit office space that was no longer needed as a result of the staff reductions, and $150,000 of prepaid royalties relating to the OBJECTS product that had no future value. In addition, $1,630,000 of previously capitalized development costs were expensed as a result of the change in product strategy.

A restructuring charge was also incurred during the second quarter of 1995. Substantially all of this charge was associated with the JIT operations and included in the loss reported from discontinued operations; however, a restructuring charge of $149,000 was also provided related to the Company's continuing operations. This charge was primarily related to employee severance costs paid during 1995 and to provide for costs to be incurred under existing contracts to exit office space that were no longer providing an economic benefit to the Company.

OTHER INCOME (EXPENSE), NET is comprised principally of interest expense on line-of-credit borrowings, equipment loans, and leases, net of interest income.

PROVISION FOR INCOME TAXES totaled $328,000 in 1997 versus $189,000 in 1996 and $298,000 in 1995. The effective tax rate in 1995 and 1996 was reduced as a result of the utilization of net operating loss carryforwards. The tax provision for all years is comprised exclusively of state and foreign income taxes. The Company has not recognized any benefits related to deferred taxes or net operating loss carryforwards.

OPERATING PROFIT:

The Company reported an operating loss of $5,341,000 for 1997 compared to operating profits of $1,234,000 for 1996 and $661,000 for 1995. The change in operating results in 1997 compared with 1996 is a result of the restructuring charge and other increases in operating expenses that were not entirely offset by increased revenue.

The Company has historically experienced higher revenue and gross margin in its fourth quarter compared to the other quarters. The Company attributes these increases to customers' increased spending at the end of their calendar year budgetary periods. The Company believes this pattern will continue.

FOREIGN CURRENCY EXCHANGE

Approximately 16% of the Company's total revenue in 1997, 14% in 1996 and 16% in 1995, was derived from sales denominated in foreign currencies. These sales were made through certain foreign subsidiaries and were denominated in the subsidiaries' functional currencies. The effect of foreign currency exchange rate fluctuations versus the U.S. Dollar on these revenues is largely offset to the extent expenses of the foreign subsidiary are incurred and paid for in that same currency. None of these foreign operations have significant receivables, obligations or commitments denominated in currencies other than these operations' functional currencies.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operating activities was $1,775,000 in 1997 compared to $3,163,000 in 1996 and $4,270,000 in 1995. In 1997, the net loss adjusted for discontinued operations and noncash items resulted in a cash use of $186,000. An additional cash use was the result of an increase in accounts receivable of $994,000. These uses were offset by increases in accrued expenses and deferred revenue of $1,730,000 and $1,455,000, respectively. The increase in accounts receivable is a direct result of an increase in fourth quarter sales. The increased accrued expenses results from reserves established for restructuring charges, increased accrued commissions resulting from a change in when commissions earned are paid, and costs of third-party software associated with fourth quarter growth. The increase in deferred revenue results from the continued growth of the business and increases in the number of annual customer support contracts.

Cash used for investing activities was $3,377,000 in 1997 compared to $5,916,000 in 1996 and $201,000 in 1995. The decrease from 1996 to 1997 relates primarily to decreased capital spending offset by increased capitalized software development costs. Specifically, 1997 cash used for investing activities includes $3,819,000 of capitalized software development costs and $1,200,000 for purchases of furniture, fixtures and equipment. This is offset by the receipt of $1,857,000 related to the sale of JIT.

Cash provided by financing activities was $1,445,000 in 1997 compared to $1,665,000 in 1996 and $499,000 in 1995. The Company's financing activities related primarily to line of credit borrowings in 1997 and net proceeds from the Company's capital lease and equipment financing arrangements in 1996.

As discussed in Note 5 of Notes to Consolidated Financial Statements, in November 1995, the Company entered into a $3,000,000 line-of-credit agreement with a bank. Borrowings under the credit agreement were limited to the lesser of the committed line or a borrowing base equal to 75% of eligible accounts receivable, as defined. Borrowings were collateralized by the Company's accounts receivable and all other assets of the Company and bear interest at prime plus 1.25%. In November 1996 the agreement was extended to November 1997 and the line was increased to $5,000,000. The agreement was subsequently extended to February 1998. The agreement contains restrictive covenants, which include the maintenance of minimum tangible net worth and profitability levels as well as certain financial ratios, as defined. At December 31, 1997 there were $2,000,000 in borrowings on the line. Although the Company was not in compliance with certain financial covenants on December 31, 1997, the Company restored compliance through restructuring this credit facility on March 2, 1998.

Under the new agreement, all outstanding balances under the old facility were repaid and financed with borrowings under the new agreement. The new agreement provides a credit line not to exceed $5,000,000 and expires in March 1999. Actual borrowings are limited to a percentage of eligible accounts receivable reduced by amounts outstanding under the Company's long term equipment facility (see Note 6 to the Consolidated Financial Statements). Borrowings are collaterized by the Company's accounts receivable and all other assets of the Company and bear interest at prime plus 2%. The agreement contains restrictive covenants that include the maintenance of minimum net worth. As of March 2, 1998, approximately $3,400,000 of borrowings were available to the Company under the new agreement.

The Company does not have any material scheduled commitments for capital expenditures during 1998. The Company believes that the $5,758,000 of cash and cash equivalents on hand at December 31, 1997 together with anticipated cash flows from operations and the Company's available line of credit will be sufficient to fund operating cash needs for 1998. Beyond 1998, the Company plans to consistently generate positive cash flows from operations; however, if this does not occur, then the Company may need to seek additional funds through equity or debt financing.

The Company has available net operating loss carryforwards of approximately $19,400,000 and tax credit carryforwards of approximately $1,504,000 at December 31, 1997. The Company has not recognized any of these benefits in the related financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Financial Accounting Standards Board (SFAS) No. 128, "Earnings Per Share," in 1998. This statement requires presentation of basic and diluted Earnings Per Share (EPS). Basic EPS is computed by dividing net income by the number of weighted average common shares outstanding. Diluted EPS reflects dilution of ownership from outstanding stock options, using the treasury stock method. The Company has restated results for all prior years presented.

Statement of Position (SOP) 97-2, "Software Revenue Recognition," issued in October 1997, is effective for transactions entered into beginning January 1998. This statement supersedes SOP 91-1 and provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company is currently analyzing the implementation of SOP 97-2 and does not believe it will have a material impact on the Company's financial condition or results of operations.

The Financial Accounting Standards Board has released SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display in the financial statements of total net income and the components of all other nonowner changes in equity, referred to as comprehensive income. The Company will adopt SFAS No. 130 in 1998 and is currently analyzing the impact it will have on the disclosures in the financials statements.

The Financial Accounting Standards Board also has released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company will adopt SFAS No. 131 in 1998 and is currently analyzing the impact it will have on the disclosures in its financial statements.

OTHER

The Company has analyzed the potential affect of the year 2000 issue on both the application software that the Company licenses through sales cycles and application software it uses in its internal operations. The Company has tested all of the system software included in its products and determined that it will not be affected. The Fourth Shift development environment has always supported the use of century-compliant dates. The Information Technology Association of America (ITAA) has certified that Fourth Shift enterprise software solutions are year 2000 compliant. Additionally, the Company has requested and received documentation from vendors currently supplying third party products addressing year 2000 compliance. In most cases, vendors responses indicated that their applications were either currently year 2000 compliant or that they would be compliant by the end of 1998. In certain instances, vendors have not made a commitment to become year 2000 compliant by the end of 1998. The Company is evaluating alternative courses of action relating to these certain vendors and anticipates resolution by the end of 1998. Based on this review, the Company does not anticipate any material negative effect on the future operating results or financial condition of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     FOURTH SHIFT CORPORATION AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                 As of December 31

                  (In Thousands, Except Share and Per Share Data)



                             ASSETS

                                                                      1997          1996
                                                                    --------      ---------
CURRENT ASSETS:
  Cash and cash equivalents                                         $ 5,758       $  5,935
  Accounts receivable, net                                           14,001         13,007
  Inventories                                                           482            596
  Prepaid expenses                                                    1,031          1,156
  Current portion of note and other receivable                          650            813
                                                                    --------      ---------
        Total current assets                                         21,922         21,507
                                                                    --------      ---------

FURNITURE, FIXTURES AND EQUIPMENT, at cost:
  Furniture and fixtures                                              2,644          2,309
  Computer equipment                                                  7,553          6,734
  Leasehold improvements                                              1,150          1,080
  Assets held under capital lease                                     2,784          2,110
  Less- Accumulated depreciation and amortization                    (8,628)        (6,093)
                                                                    --------      ---------
        Net furniture, fixtures and equipment                         5,503          6,140

RESTRICTED CASH                                                         715            500

NOTE RECEIVABLE                                                           -          1,121

SOFTWARE DEVELOPMENT COSTS, net                                       3,289          1,820

GOODWILL, net                                                             -             84
                                                                    --------      ---------
        Total assets                                                $31,429        $31,172
                                                                    --------      ---------
                                                                    --------      ---------

                     FOURTH SHIFT CORPORATION AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                 As of December 31

                  (In Thousands, Except Share and Per Share Data)

                                    (Continued)



        LIABILITIES AND SHAREHOLDERS' EQUITY                          1997            1996
                                                                   ---------        --------

CURRENT LIABILITIES:
  Current portion of long-term obligations                         $  1,803         $  868
  Current portion of deferred gain on sale of subsidiary                  -            617
  Revolving credit facility                                           2,000              -
  Accounts payable                                                    3,964          4,283
  Accrued expenses                                                    8,001          6,032
  Deferred revenue                                                   10,315          8,860
                                                                   ---------        --------
        Total current liabilities                                    26,083         20,660

LONG-TERM OBLIGATIONS                                                1,299          2,304

DEFERRED GAIN ON SALE OF SUBSIDIARY                                       -          1,121

COMMITMENTS AND CONTINGENCIES (Notes 7, 8 and 9)

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 20,000,000 shares
    authorized; 9,828,447, and 9,605,009 shares
    issued and outstanding                                               98             96
  Additional paid-in capital                                         30,640         29,872
  Accumulated deficit                                               (26,691)       (22,881)
                                                                   ---------        --------
        Total shareholders' equity                                    4,047          7,087
                                                                   ---------        --------
        Total liabilities and shareholders' equity                  $31,429        $31,172
                                                                   ---------        --------
                                                                   ---------        --------

                   The accompanying notes are an integral part
                       of these consolidated balance sheets.

                      FOURTH SHIFT CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Operations

                           For the Years Ended December 31

                        (In Thousands, Except Per Share Data)


                                                                      1997           1996           1995
                                                                    --------       --------       --------
REVENUE:
  Software license                                                  $21,883        $22,947        $17,128
  Service                                                            27,137         23,822         18,097
  Third-party software and other                                      3,298          2,541          1,999
                                                                    --------       --------       --------
        Total revenue                                                52,318         49,310         37,224
                                                                    --------       --------       --------
OPERATING EXPENSES:
  Cost of licenses                                                    2,767          2,601          1,708
  Cost of services                                                   13,209         11,747          8,868
  Cost of third-party software and other                              2,341          2,008          1,386
  Selling, general and administrative                                27,505         23,046         18,720
  Product development                                                 9,271          8,674          5,732
  Restructuring charge                                                2,566              -            149
                                                                    --------       --------       --------
        Total operating expenses                                     57,659         48,076         36,563
                                                                    --------       --------       --------
        Operating profit (loss)                                      (5,341)         1,234            661

OTHER EXPENSE, net                                                     (432)           (36)          (158)
                                                                    --------       --------       --------
  Income (loss) from continuing operations
    before provision for income taxes                                (5,773)         1,198            503

PROVISION FOR INCOME TAXES                                              328            189            298
                                                                    --------       --------       --------
INCOME (LOSS) FROM CONTINUING OPERATIONS                             (6,101)         1,009            205
                                                                    --------       --------       --------
DISCONTINUED OPERATIONS:
  Loss from discontinued operations                                       -              -         (7,642)
  Net gain on sale of discontinued operations                         2,311            761          2,037
                                                                    --------       --------       --------
        Total discontinued operations                                 2,311            761         (5,605)
                                                                    --------       --------       --------
NET INCOME (LOSS)                                                   $(3,790)       $ 1,770        $(5,400)
                                                                    --------       --------       --------
                                                                    --------       --------       --------

BASIC INCOME (LOSS) PER COMMON SHARE:
  Continuing operations                                             $  (.63)       $   .11        $   .02
  Discontinued operations                                               .24            .08           (.60)
                                                                    --------       --------       --------
        Basic income (loss) per common share                        $  (.39)       $   .19        $ (0.58)
                                                                    --------       --------       --------
                                                                    --------       --------       --------

DILUTED INCOME (LOSS) PER COMMON SHARE:
  Continuing operations                                             $  (.63)       $   .10        $   .02
  Discontinued operations                                               .24            .08           (.59)
                                                                    --------       --------       --------

        Diluted income (loss) per common share                      $  (.39)       $   .18        $  (.57)
                                                                    --------       --------       --------
                                                                    --------       --------       --------


                    The accompanying notes are an integral part of these consolidated financial statements.

                      FOURTH SHIFT CORPORATION AND SUBSIDIARIES

                   Consolidated Statements of Shareholders' Equity

                 For the Years Ended December 31, 1997, 1996 and 1995

                                    (In Thousands)



                                                          Common Stock
                                                    -----------------------
                                                    Number of          Par      Additional     Accumulated
                                                      Shares          Value   Paid-In Capital    Deficit
                                                    ---------         -----   ---------------  -----------
BALANCE, December 31, 1994                             9,217            $92        $28,673      $ (19,133)
  Common stock issued                                    149              2            345              -
  Issuance of restricted shares                            -              -            204              -
  Net loss                                                 -              -              -         (5,400)
  Translation adjustment                                   -              -              -            (83)
                                                    ---------         -----   ---------------  -----------

BALANCE, December 31, 1995                             9,366             94         29,222        (24,616)
  Common stock issued                                    234              2            591              -
  Issuance of restricted shares                            5              -             59              -
  Net income                                               -              -              -          1,770
  Translation adjustment                                   -              -              -            (35)
                                                    ---------         -----   ---------------  -----------

BALANCE, December 31, 1996                             9,605             96         29,872        (22,881)
  Common stock issued                                    223              2            758              -
  Issuance of restricted shares                            -              -             10              -
  Net loss                                                 -              -              -         (3,790)
  Translation adjustment                                   -              -              -            (20)
                                                    ---------         -----   ---------------  -----------
BALANCE, December 31, 1997                             9,828            $98        $30,640      $ (26,691)
                                                    ---------         -----   ---------------  -----------
                                                    ---------         -----   ---------------  -----------


                    The accompanying notes are an integral part of these consolidated financial statements.

                      FOURTH SHIFT CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Cash Flows

                           For the Years Ended December 31

                                    (In Thousands)



                                                                     1997            1996         1995
                                                                   --------        --------     --------

OPERATING ACTIVITIES:
  Net income (loss)                                                 $(3,790)        $1,770        $(5,400)
  Adjustments to reconcile net income (loss)
    to net cash provided by continuing operating
    activities-
     Noncash items:
        Depreciation and amortization                                 3,339          2,065          1,312
        Net gain on sale of discontinued operations                  (2,311)          (761)        (2,037)
        Restructuring charge                                          2,566              -            149
        Loss from discontinued operations                                 -              -          7,642
        Other                                                            10             60            205
     Change in current operating items:
        Accounts receivable, net                                       (994)        (2,878)        (1,526)
        Inventories                                                     114            182            449
        Prepaid expenses                                                (25)          (292)           (82)
        Accounts payable                                               (319)         2,158         (2,149)
        Accrued expenses                                              1,730            272          3,232
        Deferred revenue                                              1,455            587          2,762
                                                                   --------        --------     --------
           Net cash provided by continuing
             operating activities                                     1,775          3,163          4,557
                                                                   --------        --------     --------

INVESTING ACTIVITIES:
  Purchases of furniture, fixtures and equipment                     (1,200)        (4,162)        (1,701)
  Increase in restricted cash                                          (215)          (500)             -
  Capitalized software development costs                             (3,819)        (1,820)             -
  Proceeds from sale of discontinued operations                       1,857            566          1,500
                                                                   --------        --------     --------
        Net cash used for investing activities                      $(3,377)       $(5,916)         $(201)
                                                                   --------        --------     --------

                      FOURTH SHIFT CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Cash Flows

                           For the Years Ended December 31

                                    (In Thousands)

                                     (Continued)



                                                                       1997            1996          1995
                                                                     --------       ---------      ---------
FINANCING ACTIVITIES:
  Payments of long-term obligations                                   $(963)         $(512)         $(427)
  Proceeds from equipment loans and capital leases                      195          2,004            579
  Borrowings on line of credit                                        2,000          1,350          2,200
  Payments on line of credit borrowings                                    -        (1,350)        (2,200)
  Proceeds on issuance of common stock, net                             213            173             60
                                                                     --------       ---------      ---------
        Net cash provided by financing activities                     1,445          1,665            212

CASH USED IN DISCONTINUED OPERATIONS                                      -              -         (4,198)

EFFECT OF EXCHANGE RATE ON FOREIGN CASH BALANCES                        (20)           (35)           (83)
                                                                     --------       ---------      ---------
        Change in cash and cash equivalents                            (177)        (1,123)           287

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                   5,935          7,058          6,771
                                                                     --------       ---------      ---------
  End of year                                                        $5,758         $5,935         $7,058
                                                                     --------       ---------      ---------
                                                                     --------       ---------      ---------

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during each period for-
    Interest                                                           $566           $338           $303
    Income taxes                                                       $149           $140           $160
                                                                     --------       ---------      ---------
                                                                     --------       ---------      ---------


                  The accompanying notes are an integral part of these consolidated financial statements.

                      FOURTH SHIFT CORPORATION AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements

                              December 31, 1997 and 1996


1.   NATURE OF BUSINESS AND COMPANY OPERATIONS:

Fourth Shift Corporation (a Minnesota corporation) and its subsidiaries (collectively referred to as the Company) engage principally in the development, marketing, licensing and support of integrated client/server application software used for industrial planning and management processes, primarily for use in the manufacturing industry. The Company's principal product, the Fourth Shift Manufacturing Software System for OBJECTS (MSS) is a family of integrated manufacturing and financial management applications for intermediate-sized sites of manufacturing and distribution enterprises. The MSS system operates in a Windows NT open computing environment.

The Fourth Shift JIT Enterprise System (JIT Enterprise System), which was offered through Just In Time Enterprise Systems, Inc. (JIT), a subsidiary of the Company, is an information management system for industrial companies involved in aerospace and defense and contract manufacturing which operates in the UNIX/Oracle environment. Effective December 31, 1995, the Company sold the common stock of JIT (see Note 3.) The operating results of JIT have been presented as discontinued operations in the accompanying consolidated financial statements. Accordingly, the disclosures presented herein relate to the continuing operations of the Company, unless otherwise noted.

Although the Company had a working capital deficit at December 31, 1997, the Company believes that cash on hand, cash generated from operations, and cash available under the Company's credit facility will be adequate to fund the Company's operations through 1998.

The consolidated financial statements include the accounts of Fourth Shift Corporation (Fourth Shift) and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

REVENUE RECOGNITION

Software license revenues derived from software license fees with standard acceptance periods are recognized upon shipment of software if there are no significant postdelivery obligations and collectibility is reasonably assured. Insignificant contractual obligations are accrued at the time of revenue recognition. For fixed-fee software arrangements, the Company recognizes revenue on payments due within one year once all significant obligations have been met and defers the portion of the total fee which is attributable to insignificant undelivered services or products and recognizes this revenue as the associated services or products are delivered.

Service revenue includes customer support fees, training, consulting, installation and project management. Revenue from customer support agreements for maintaining, supporting and providing periodic upgrades is recognized ratably over the maintenance period, which in most cases is one year. Revenue is recognized for other services at the time the service is performed.

Third-party software and other revenue is derived from the resale of third-party licenses and hardware. Revenue is recognized upon delivery of the product.

SOFTWARE DEVELOPMENT COSTS

Capitalization of computer software development costs begins upon the establishment of technological feasibility, limited to the net realizable value of the software product, and ceases when the software product is available for general release to customers. Amortization is computed on each product based upon the greater of the amount computed on a units sold basis (ratio of gross product revenue to anticipated future gross revenue for that product) or straight-line basis over the remaining estimated economic life of the product. Costs of maintenance and customer support are to be charged to expense when related revenue is recognized or when those costs are incurred, whichever occurs first.

Historically, the development costs incurred by the Company during the period between the achievement of technological feasibility, defined by the Company as the existence of a working model of the product, and the point at which the product is available for general release to customers, have not been material. Accordingly, prior to 1996 the Company charged all software development costs
to expense as incurred.    Beginning in the third quarter of 1996, the Company
began to capitalize development costs related to its next generation product, Fourth Shift OBJECTS Enterprise Software (OBJECTS). The Company capitalized $3,819,000 in 1997 and $1,820,000 in 1996 related to the development of OBJECTS functionality and related modules that had reached technological feasibility. In June 1997, the Company introduced Release 1.0 of OBJECTS for general distribution. As such, the Company initiated amortization of all previously capitalized costs related to the development of OBJECTS framework and Release
1.0 application modules.  These costs were amortized assuming a three-year
economic life for the framework and modules.   Amortization expense for 1997
totaled $720,000.

In conjunction with a December 1997 restructuring of the Company's product development operations (See Note 4), the Company reevaluated its OBJECTS development activities and product strategy. As a result of this evaluation, the Company identified ways to combine some of the OBJECTS technology with the functionality of the current MSS product, and redirected its development activities accordingly. Because of this redirection, components of the previously developed OBJECTS product will not be incorporated into planned future product releases. As such, $1,630,000 of previously capitalized costs related to these components, net of accumulated amortization, were charged to restructuring expense in December 1997.

As of December 31, 1997, OBJECTS Release 1.0 is no longer being marketed or licensed to customers. As such, the remaining capitalized asset will not be amortized until such time as the underlying technology is incorporated into a product that is available for general release. At that time, the remaining capitalized costs will be amortized to expense over the product's estimated economic life.

CASH EQUIVALENTS

The Company considers all highly liquid and short-term investments purchased with a maturity of three months or less to be cash equivalents. Short-term investments consist principally of government securities and mutual funds and are stated at cost, which approximates market.


ACCOUNTS RECEIVABLE

Accounts Receivable are stated net of allowances for losses on uncollectible accounts. At December 31, 1997 and 1996, this allowance was $773,000 and $359,000 respectively.


INVENTORIES

Inventories consist of third-party software held for resale, computer software media, instruction material and packaging, and are stated at the lower of first-in, first-out cost or market.

PREPAID EXPENSES

Prepaid expenses consist principally of prepaid rents and rental deposits, prepaid insurance premiums and deposits on capital leases.


FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment are recorded at cost and are depreciated principally under the straight-line method for financial and income tax reporting purposes over estimated useful lives that range from three to five years.

RESTRICTED CASH

Restricted cash consists of cash pledged to support certain facilities leases. These restrictions will decrease over time ending in 2006.


FOREIGN CURRENCY TRANSLATION

For the Company's foreign operations, assets and liabilities are translated at year-end exchange rates, and items included in the consolidated statement of operations are translated at average exchange rates prevailing during the year. Translation adjustments, which have historically been insignificant, are included in accumulated deficit in the accompanying consolidated balance sheets.


DEFERRED REVENUE

Deferred revenue primarily consists of customer support and other services for which cash has been received but services have not been provided. Services that must be provided relate to normal operations of the Company.


INCOME TAXES

The Company accounts for income taxes under the liability method of accounting. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

NET INCOME (LOSS) PER COMMON SHARE

In the fourth quarter of 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" and, retroactively, restated the earnings (loss) per share (EPS) for 1996 and 1995. SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the number of weighted average common shares outstanding. Diluted EPS reflects potential dilution from outstanding stock options, using the treasury stock method.

Reconciliation of weighted average shares used in computing income (loss) per share are as follows (in thousands):


                                                                       1997           1996           1995
                                                                     -------        -------        --------
Weighted average common shares outstanding                            9,738          9,567          9,354
Dilutive effect of stock options outstanding,
  using the treasury stock method                                         -            298            122
                                                                     -------        -------        --------
Shares used in computing diluted income (loss) per share              9,738          9,865          9,476
                                                                     -------        -------        --------
                                                                     -------        -------        --------



RECLASSIFICATIONS

Certain amounts previously reported in the 1996 financial statements have been reclassified to conform to the 1997 presentation. These reclassifications had no effect on previously reported net income or shareholders' equity.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The ultimate results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement of Position (SOP) 97-2, "Software Revenue Recognition," issued in October 1997, is effective for transactions entered into beginning in January 1998. This statement supersedes SOP 91-1 and provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company is currently analyzing the implementation of SOP 97-2 and does not believe it will have a material impact on the Company's financial condition or results of operations.

The Financial Accounting Standards Board has released SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display in the financial statements of total net income and the components of all other nonowner changes in equity, referred to as comprehensive income. The Company will adopt SFAS No. 130 in 1998 and is currently analyzing the impact it will have on the disclosures in the financial statements.

The Financial Accounting Standards Board also has released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company will adopt SFAS No. 131 in 1998 and is currently analyzing the impact it will have on the disclosures in its financial statements.

3.   SALE OF JUST IN TIME ENTERPRISE SYSTEMS, INC.

Effective December 31, 1995, the Company sold all of the capital stock of JIT to Interactive Group, Inc. (IGI). The Company received cash proceeds of $1,500,000 and a $2,500,000 note collateralized by the common stock of JIT, all receivables generated by JIT or from the JIT Enterprise System and by the intellectual property rights associated with the JIT Enterprise System. The note was originally payable in quarterly installments over a period of three years and bears interest at 8.75%. IGI also agreed to pay, commencing on December 31, 1998, an additional amount equal to 4% of the revenues generated from the JIT Enterprise System after December 31, 1995, up to a total of $1,200,000.

In connection with the sale of JIT in 1995, the Company recognized a gain on the sale of $2,037,000, equal to the excess of the cash proceeds received over the deficit book value of JIT, net of transaction costs. The Company deferred recognition of the gain associated with the note received from the sale and is recognizing the gain associated with this note, as well as the additional amounts receivable based on revenues generated from the JIT Enterprise System, as such amounts are deemed collectible. In 1996 the Company recognized a gain totaling $761,000 related to cash received in 1996 and January 1997.

In 1997 the Company recognized a gain on the sale totaling $2,311,000, of this amount, $1,661,000 reflects early collections of the balance due under the note receivable. In addition, in January 1998, an early payment of $650,000 of the contingent fee based on JIT revenue was received.

Substantially all income taxes related to this transaction have been offset by operating losses previously generated by JIT. In addition, all previously generated net operating loss carryforwards related to JIT will continue to be available to offset future taxable income of the Company, subject to the limitations discussed in Note 7. The financial position and results of operations of JIT have been reported separately as discontinued operations in the accompanying consolidated financial statements. Revenues related to JIT were $15,811,000 for the year ended December 31, 1995.

4.   RESTRUCTURING CHARGES:

In the fourth quarter of 1997, the Company evaluated its structure and organization, primarily in the product development area. This resulted in a restructuring of the development operations and an associated change in product strategy. All North American development activities were combined into a single operation - previously the Company maintained two development groups. The restructuring charge totaled $2,566,000 and included $394,000 of severance costs for employees and contractors, $392,000 to provide for the cost to exit office space that was no longer needed as a result of the staff reductions, and $150,000 of prepaid royalties relating to the OBJECTS product that had no future value. In addition, $1,630,000 of previously capitalized development costs were
expensed as a result of the change in product strategy (See Note 2).   As of
December 31, 1997, approximately $936,000 of the total restructuring charge remains to be paid in cash.

In the second quarter of 1995, the Company evaluated its existing cost structure and the future marketability of its products. As a result of this consideration, the Company implemented a cost reduction plan that included a restructuring of its operations. Substantially all of this plan was associated with the JIT operations; however, a restructuring charge of $149,000 was also provided related to the Company's continuing operations. This charge was primarily related to employee severance costs, costs to exit office space and losses incurred on the disposal of leaseholds and other equipment directly related to the abandoned office space. As of December 31, 1996, substantially all of this charge had been paid in cash.

5.   REVOLVING CREDIT FACILITY:

In November 1995, the Company entered into a $3,000,000 line of credit agreement with the Company's principal bank. Borrowings under the credit agreement were limited to the lesser of the committed line or a borrowing base equal to 75% of eligible accounts receivable, as defined. Borrowings were collateralized by the Company's accounts receivable and all other assets of the Company and bear interest at prime plus 1.25%. In November 1996 the agreement was extended to November 5, 1997 and the line was increased to $5,000,000. This agreement was subsequently extended to February 1998. Maximum borrowings in 1997 under this facility were $2,000,000, with that amount outstanding at December 31, 1997. This agreement contained restrictive covenants that included the maintenance of minimum tangible net worth and profitability levels as well as certain financial ratios, as defined. As of December 31, 1997, the Company was not in compliance with certain of those covenants.

The Company restructured its credit facility with the bank with a new agreement effective March 2, 1998. All balances outstanding under the old credit facility were repaid on that date, and financed with borrowings under the new credit facility. The new agreement provides a credit line not to exceed $5,000,000. Actual borrowings are limited to a percentage of eligible accounts receivable, with a deduction for the amounts outstanding under the long-term equipment facility (See Note 6). Borrowings are collateralized by the Company's accounts receivable and all other assets of the Company and bear interest at prime plus 2%. The agreement contains restrictive covenants that include the maintenance of minimum tangible net worth. As of March 2, 1998, approximately $3,400,000 of borrowings were available to the Company under the new agreement. The agreement expires on March 2, 1999.

6.   LONG-TERM OBLIGATIONS:

Long-term obligations consisted of the following at December 31 (in thousands):



                                                        1997           1996
                                                      -------        --------

          Capital lease obligations, varying
            interest rates, due in various
            monthly installments through 2001       $  1,335       $  1,167
          Bank equipment financing                     1,767          2,005
          Less current portion                        (1,803)          (868)
                                                      -------        --------
                    Long-term obligations             $1,299         $2,304
                                                      -------        --------
                                                      -------        --------



Future minimum payments under noncancelable capital leases, net of amounts representing interest are $703,000 in 1998, $446,000 in 1999, $176,000 in 2000
and $10,000 in 2001.

At December 31, 1997, long-term obligations included capital lease obligations of approximately $328,000 related to prior years' sale/leaseback arrangements associated with certain of the Company's furniture, fixtures and equipment. No gain or loss was recognized as a result of these transactions.

In April 1996, the Company entered into a $1,500,000 long-term equipment facility with the Company's principal bank to finance the purchase of capital equipment. The facility bears interest at 9.25% and is payable monthly. Principal payments are due in thirty-six equal monthly installments starting in
May 1997 through April 2000.   This facility is governed by the same restrictive
covenants as the revolving credit facility (See Note 5).

In September 1996, the Company entered into an additional $600,000 long-term equipment facility to finance the purchase of capital equipment in connection with international expansion. The facility bears interest at 9.5% and is payable monthly. Principal payments were originally due in thirty-six equal monthly installments starting in October 1997 through September 2000. Under the terms of the March 1998 revolving credit facility agreement, all amounts outstanding under this equipment facility were repaid using proceeds from the revolving credit facility. At December 31, 1997 the balance on this long-term equipment facility was $550,000, which is included in the current portion of long-term obligations.

Future minimum payments under these facilities (including prepayment described above) are $1,100,000 in 1998, $500,000 in 1999 and $167,000 in 2000. The
carrying value of the Company's long-term obligations approximates fair value.

7.   INCOME TAXES:

At December 31, 1997, the Company had available net operating loss carryforwards of approximately $19,400,000 and tax credit carryforwards of approximately $1,504,000. These net operating losses and tax credit carryforwards will expire from 1999 to 2011.


The utilization of a portion of these net operating loss carryforwards may be subject to Internal Revenue Code section 382 if certain significant investors sell or purchase ownership interests. If an ownership change does occur, the Company's ability to utilize its tax net operating loss carryforwards to offset any future federal taxable income would be limited to a maximum amount in any one year.

The provision for income taxes is comprised of the following for the years ended December 31 (in thousands):


                                         1997           1996           1995
                                        ------         ------         ------

          Current tax provision:
            State                        $105            $43            $42
            Foreign                       223            146            256
                                        ------         ------         ------
                                         $328           $189           $298
                                        ------         ------         ------
                                        ------         ------         ------

The Company records deferred taxes for the difference between the financial reporting and income tax bases of certain assets and liabilities, computed in accordance with tax laws in effect currently. The principal differences which give rise to deferred taxes are as follows (in thousands):


                                                       1997           1996
                                                     --------       ---------
          Net operating loss and tax credit
            carryforwards                            $ 8,890         $7,670
          Deferred gain on sale of JIT                     -            735
          Accruals and reserves not currently
            deductible for tax purposes                  887            565
          Capitalized R&D costs                       (1,304)          (690)
          Other                                         (159)           (57)
          Less valuation allowance                    (8,314)        (8,223)
                                                     --------       ---------
          Net deferred taxes                         $     -        $     -
                                                     --------       ---------
                                                     --------       ---------

The Company has provided a valuation allowance for the net deferred tax benefit resulting from net operating loss carryforwards and other differences between the reported book and tax bases of certain assets and liabilities, as the realizability of this net deferred tax benefit is not reasonably assured.

The Company's effective tax rate related to continuing operations differs from the statutory federal income tax rate of 34% as a result of state and foreign taxes.

8.   COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

The Company has operating leases for its corporate headquarters, additional office space and for certain office equipment. The aggregate future minimum rental payments under these leases, net of amounts to be received related to the sublease of certain office space, are as follows (in thousands):




          Year                                                       Amount
          ----                                                     ---------
          1998                                                     $  2,182
          1999                                                        2,163
          2000                                                        1,865
          2001                                                        1,820
          2002                                                        1,827
          Thereafter                                                 10,672
                                                                   ---------
                                                                   $ 20,529
                                                                   ---------
                                                                   ---------

Rent expense, including amounts paid under short-term arrangements, was approximately $2,935,000, $2,340,000, and $2,478,000, in 1997, 1996 and 1995,
respectively.

LITIGATION

The Company is subject to litigation in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

9.   OPTIONS AND COMPENSATION PLANS:

STOCK OPTIONS

Under the terms of the Company's 1989 stock option plan (the 1989 Plan), options granted to employees expire no later than ten years after the date of grant, and the exercise price must be at least 100% of the fair market value of the shares at the date of grant. The 1989 Plan covers both incentive and nonqualified stock options and is limited to 200,000 total shares. Incentive stock options granted to employees, who immediately before such grant owned stock directly or indirectly representing more than 10% of the voting power of all classes of the stock of the Company, may not be exercisable more than five years after the date of grant and the exercise price per share must be at least 110% of the fair market value of the shares at the date of grant. Options vest over varying periods not to exceed five years. This plan is to remain in effect until October 17, 1999.

In June 1993, the Company's board of directors approved a new stock option plan (the 1993 Plan). The 1993 Plan covers both incentive and nonqualified stock options and is limited to 2,250,000 shares. The 1993 Plan terminates in June 2003.

Stock option plan activity is summarized as follows:



                                                                              1993                              Option Price
                                                        1989 Plan             Plan            Total                Per Share
                                                        ----------          --------        ---------           --------------

Option shares outstanding at December 31, 1994            168,238           486,807          655,045             $2.00 -$8.25

    Options granted                                             -           549,750           549,750            $2.625-$6.50
    Options exercised                                      (3,100)                -            (3,100)               $2.00
    Options forfeited                                           -          (120,500)         (120,500)           $3.25-$5.375
                                                        ----------          --------        ---------           --------------

Option shares outstanding at December 31, 1995            165,138           916,057         1,081,195            $2.00-$8.25
    Options granted                                         4,000           210,000           214,000            $3.75-$7.625
    Options exercised                                     (77,375)           (3,250)          (80,625)           $2.00-$5.00
    Options forfeited                                        (400)          (77,000)          (77,400)           $2.00-$8.25
                                                        ----------          --------        ---------           --------------


Option shares outstanding at December 31, 1996             91,363        1,045,807         1,137,170             $2.00-$8.25
    Options granted                                             0          383,000           383,000             $3.25-$5.50
    Options exercised                                     (84,063)         (14,375)          (98,438)            $2.00-$3.25
    Options forfeited                                      (3,300)        (211,691)         (214,991)            $2.00-$8.25
                                                        ----------          --------        ---------           --------------

Option shares outstanding at December 31, 1997              4,000        1,202,741         1,206,741             $2.63-$8.25

                                                        ----------          --------        ---------           --------------
                                                        ----------          --------        ---------           --------------

                                                                              1997              1996           1995
                                                                          -----------       ------------   ------------
Options exercisable at year-end                                               524,586           379,172        247,879
Weighted average price of options exercisable at year-end                       $5.31             $4.79          $4.04
Weighted average fair market value of options granted                           $3.96             $4.03          $3.63


The Company accounts for these stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income (loss) and earnings (loss) per share would have been as follows:


                                                                1997           1996           1995
                                                              --------       --------       --------
Net income (loss):                      As reported           $(3,790)       $  1,770       $(5,400)
                                        Pro forma             $(4,917)       $    984       $(5,834)

Basic income (loss) per common share:   As reported           $  (.39)       $    .19       $  (.58)
                                        Pro forma             $  (.50)       $    .10       $  (.62)

Diluted income (loss) per common share: As reported           $  (.39)       $    .18       $  (.57)
                                        Pro forma             $  (.50)       $    .10       $  (.62)



Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of
5.0 percent and expected life of 7.7 years for 1997, 1996, and 1995; expected annualized volatility of 1.03, .85 and .99 for 1997, 1996 and 1995, respectively.

OTHER EMPLOYEE COMPENSATION PLANS

The Company has a 401(k) plan that covers substantially all domestic employees over 21 years of age with at least six months of continuous service. The Company may make discretionary matching contributions to the plan based upon employee contributions. The Company made matching contributions to this plan of approximately $353,000 in 1996. No matching contributions were made in 1997 or 1995.

The Company has an employee stock purchase plan (the Stock Purchase Plan).
Under the Stock Purchase Plan, participating full-time employees and directors of the Company are able to purchase shares of the Company's common stock at 85% of market value, as defined. A total of up to 900,000 shares of the Company's common stock has been reserved under the Stock Purchase Plan. In 1995, the Company issued approximately 97,000 shares of its common stock, which were purchased by participants of this plan during 1994. In 1996, the Company issued 150,000 shares of which 100,000 were purchased in 1995 and 50,000 through June of 1996. In 1997, the Company issued 125,000 shares, of which 50,000 were purchased in 1996 and 75,000 through June of 1997. The weighted average fair value of shares purchased was $643,750 in 1997, $707,000 in 1996, and $266,000
in 1995.

BOARD OF DIRECTORS' COMPENSATION PLAN

The board of directors has approved a compensation plan whereby certain directors may receive cash compensation for each directors' meeting attended or, in lieu of cash payment, shares of common stock through the Company's Stock Purchase Plan. The number of shares issued in lieu of cash fees is adjusted to reflect the fair market value of the common stock in accordance with the Company's Stock Purchase Plan. In addition, nonemployee directors are entitled to receive options to purchase shares of the Company's common stock under this plan. Total shares of approximately 22,000, 18,000, and 20,000 were issued under this plan in 1997, 1996 and 1995, respectively. The expenses recognized in connection with options issued to nonemployee directors was approximately $77,000, $55,000, and $72,000 in 1997, 1996, and 1995 respectively.

10.  INTERNATIONAL OPERATIONS:

Sales, services and marketing operations outside the United States are conducted principally through foreign sales subsidiaries and through various representatives and distributorship arrangements. Financial information by geographical segment is as follows (in thousands):



                                  North
                                 America          Asia         Europe      Eliminations    Consolidated
                                ---------       --------      ---------    ------------    ------------
1997:
  Revenue                        $37,050         $7,093         $8,175           $  -        $52,318
  Operating profit (loss)         (5,414)          (396)           469              -         (5,341)
  Total assets                    26,511          3,531          4,168         (2,781)        31,429
1996:
  Revenue                        $33,588         $8,786         $6,936        $     -        $49,310
  Operating profit (loss)         (1,127)         1,253          1,108              -          1,234
  Total assets                    24,788          6,236          4,678         (4,530)        31,172
1995:
  Revenue                        $26,785         $5,170         $5,269        $     -        $37,224
  Operating profit (loss)           (737)           563            835              -            661
  Total assets                    20,981          3,960          3,243         (3,690)        24,494

11.  QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a condensed summary of actual quarterly results of operations for 1997 and 1996 (in thousands, except per share data):


                                                                                 1997
                                               ---------------------------------------------------------------------
                                                  First         Second          Third         Fourth          Total
                                               ---------       --------       ---------     ---------      ---------

Revenue                                         $10,805        $12,876        $13,433        $15,204        $52,318
Operating profit (loss)                          (1,450)           (61)          (219)        (3,611)        (5,341)
Income (loss) from continuing operations         (1,496)          (145)          (394)        (4,066)        (6,101)
Results of discontinued operations                  201            205          1,255            650          2,311
                                               ---------       --------       ---------     ---------      ---------
Net income (loss)                               $(1,295)       $    60        $   861        $(3,416)       $(3,790)
                                               ---------       --------       ---------     ---------      ---------
                                               ---------       --------       ---------     ---------      ---------

Basic income (loss) per common share
  Continuing operations                         $ ( .15)       $ ( .01)       $ ( .04)       $  (.43)       $ ( .63)
  Discontinued operations                           .02            .02            .13            .07            .24
                                               ---------       --------       ---------     ---------      ---------
Basic income (loss) per common share            $ ( .13)       $   .01        $   .09        $  (.36)      $  ( .39)
                                               ---------       --------       ---------     ---------      ---------
                                               ---------       --------       ---------     ---------      ---------

Diluted income (loss) per common share:
  Continuing operations                         $ ( .15)       $ ( .01)       $ ( .04)       $  (.43)      $  ( .63)
  Discontinued operations                           .02            .02            .13            .07            .24
                                               ---------       --------       ---------     ---------      ---------
Diluted income (loss) per common share          $ ( .13)       $   .01        $   .09        $  (.36)      $  ( .39)
                                               ---------       --------       ---------     ---------      ---------
                                               ---------       --------       ---------     ---------      ---------

                                                                                 1996
                                               ---------------------------------------------------------------------
                                                  First         Second          Third         Fourth          Total
                                               ---------       --------       ---------     ---------      ---------

Revenue                                         $10,572        $12,423        $11,891        $14,424        $49,310
Operating profit                                    154            651            187            242          1,234
Income from continuing operations                   126            567            162            154          1,009
Results of discontinued operations                  184            188            193            196            761
                                               ---------       --------       ---------     ---------      ---------
Net income                                      $   310         $  755         $  355         $  350       $  1,770
                                               ---------       --------       ---------     ---------      ---------
                                               ---------       --------       ---------     ---------      ---------

Basic income per common share:
  Continuing operations                         $   .01         $  .06         $  .02         $  .02         $  .11
  Discontinued operations                           .02            .02            .02            .02            .08
                                               ---------       --------       ---------     ---------      ---------
  Basic income per common share                 $   .03         $  .08         $  .04         $  .04         $  .19
                                               ---------       --------       ---------     ---------      ---------
                                               ---------       --------       ---------     ---------      ---------
Diluted income per common share:
  Continuing operations                         $   .01         $  .06         $  .02         $  .01         $  .10
  Discontinued operations                           .02            .02            .02            .02            .08
                                               ---------       --------       ---------     ---------      ---------
  Diluted income per common share               $   .03         $  .08         $  .04         $  .03         $  .18
                                               ---------       --------       ---------     ---------      ---------
                                               ---------       --------       ---------     ---------      ---------


                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Fourth Shift Corporation:

We have audited the accompanying consolidated balance sheets of Fourth Shift Corporation (a Minnesota corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fourth Shift Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                             /s/  ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
    March 2, 1998

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 with respect to executive officers is included under a separate caption entitled "Executive Officers" in Part I of the Form 10-K. The information with respect to directors is incorporated by reference to the information under the caption "Election of Directors-Nominees" of the Company's definitive proxy statement for its May 6, 1998 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information under the captions "Election of Directors-Director Compensation," "Executive Compensation - Summary Compensation Table," "Executive Compensation - Stock Options," and "Executive Compensation - Long-Term Incentive Plan Awards" of the Company's definitive proxy statement for its May 6, 1998 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the information under caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive proxy statement for its May 6, 1998 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the information under the caption "Election of Directors-Director Compensation" of the Company's definitive proxy statement for its May 6, 1998 Annual Meeting of Shareholders.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.   Financial Statements

     1. See the Financial Statement information contained in Item 8 of this Form 10-K
     2.   Financial Statement Schedules

               No Financial Statement Schedules are required

b.   Reports on Form 8-K:

     None

c.   Exhibits


Exhibit No.       Description
-----------------------------
     3.1       Restated Articles of Incorporation of the Company, as amended
               (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended March 31, 1994)

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




     10.7      License Agreement dated as of March 30, 1996 between Fourth Shift
               Corporation and Teknekron Software Systems, Inc. (a.k.a. TIBCO)
               (incorporated by reference to Exhibit 10.16 to the Company's 10-K for the year ended December 31, 1996)

     *10.8     Severance Pay Agreement dated October 21, 1997 between the
               Company and Marion Melvin Stuckey

     *10.9     Severance Pay Agreement dated October 21, 1997 between the
               Company and Jimmie H. Caldwell

     *10.10    Severance Pay Agreement dated October 21, 1997 between the
               Company and David Latzke

     10.11     Business Partner Agreement dated July 1, 1997 between Fourth
               Shift Corporation and Micro Data Base Systems, Inc.

     10.12     Tailored Technical Services Agreement dated July 1, 1997 between
               Fourth Shift Corporation and Micro Data Base Systems, Inc.

     10.13     Cooperative Sales Support Agreement dated July 1,1997 between
               Fourth Shift Corporation and Micro Data Base Systems, Inc.

     10.14     Office Lease dated November 12, 1997 between Fourth Shift
               Corporation and Meridian Crossings LLC

     10.15     Loan and Security Agreement dated March 2, 1998 as amended
               between   Fourth Shift Corporation and Silicon Valley Bank

     23.1      Consent of Arthur Andersen LLP

     27.0      Financial Data Schedule (For SEC use only)


------------------------
*Management contract or compensatory plan.

                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1998.

                                        Fourth Shift Corporation

                                        By:  /s/ MARION MELVIN STUCKEY
                                             ----------------------------
                                        Marion Melvin Stuckey
                                        Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


            Name                                    Position                                    Date
            ----                                    --------                                    -----
 /s/ MARION MELVIN STUCKEY              Chairman, Chief Executive Officer,                March 25, 1998
-------------------------------         (principal executive officer) and
Marion Melvin Stuckey                   Director

/s/ JIMMIE H. CALDWELL                  President, Chief Operating Officer and            March 25, 1998
-------------------------------         Director
Jimmie H. Caldwell

/s/ DAVID G. LATZKE                     Vice President and Chief Financial                March 25, 1998
-------------------------------         Officer, Treasurer and Secretary
David G. Latzke                         (principal financial officer)

/s/ MOLLY D. MONROE                     Vice President of Finance                         March 25, 1998
-------------------------------         (principal accounting officer)
Molly D. Monroe

/s/ MICHAEL J. ADAMS                    Director                                          March 26, 1998
-------------------------------
Michael J. Adams

/s/ DAVID J. ALLIO                      Director                                          March 26, 1998
-------------------------------
David J. Allio

/s/ TONY J. CHRISTIANSON                Director                                          March 26, 1998
-------------------------------
Tony J. Christianson

/s/ PORTIA ISAACSON                     Director                                          March 26, 1998
-------------------------------
Portia Isaacson

/s/ STEVE J. LAIR                       Director                                          March 26, 1998
-------------------------------
Steve J. Lair

/s/ ROBERT M. PRICE                     Director                                          March 26, 1998
-------------------------------
Robert M. Price

                                     41