Form 10-Q
period 1998-03-31
FOURTH SHIFT CORP
filed 1998-05-13
CIK 905724

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q
                                     (Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                   For the quarterly period ended March 31, 1998

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

The number of shares outstanding of the Registrant's Common Stock on May 7th, 1998 was 9,900,653 shares.

                              FOURTH SHIFT CORPORATION

                                       INDEX


PART I - FINANCIAL INFORMATION                                          PAGE
------------------------------                                          ----

Item 1.   Financial Statements:

          Consolidated Balance Sheets at                                  2
          March 31, 1998 and December 31, 1997

          Consolidated Statements of Operations                           3
          for the three months ended March 31, 1998
          and 1997

          Consolidated Statements of Cash Flows                           4
          for the three months ended March 31, 1998
          and 1997

          Notes to Interim Consolidated Financial Statements              5


Item 2.   Management's Discussion and Analysis of Financial               7
          Condition and Results of Operations


PART  II - OTHER INFORMATION
----------------------------

Item 6.   Exhibits and Reports on Form 8-K                                12


SIGNATURE                                                                 13

                             PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                         ASSETS

                                                      MARCH 31,     DECEMBER 31,
                                                        1998           1997
                                                     -----------    ------------
                                                     (Unaudited)
CURRENT ASSETS:

     Cash and cash equivalents.....................  $   5,230       $  5,758
     Accounts receivable, net......................     13,216         14,001
     Inventories...................................        609            482
     Prepaid expenses..............................      1,265          1,031
     Royalty receivable............................         68            650
                                                     ---------       --------
          Total current assets.....................     20,388         21,922

FURNITURE, FIXTURES AND EQUIPMENT, net.............      4,917          5,503

RESTRICTED CASH....................................        715            715

SOFTWARE DEVELOPMENT COSTS, net....................      3,289          3,289
                                                     ---------       --------
          TOTAL ASSETS                               $  29,309       $ 31,429
                                                     ---------       --------
                                                     ---------       --------

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current portion of long-term obligations......  $   1,155       $  1,803
     Revolving credit facility.....................      2,500          2,000
     Accounts payable..............................      3,492          3,964
     Accrued expenses..............................      5,654          8,001
     Deferred revenue..............................     11,432         10,315
                                                     ---------       --------
          Total current liabilities................     24,233         26,083

LONG-TERM OBLIGATIONS..............................      1,072          1,299

SHAREHOLDERS' EQUITY:
     Common stock..................................         99             98
     Additional paid-in capital....................     30,825         30,640
     Other comprehensive losses....................       (222)          (236)
     Accumulated deficit...........................    (26,698)       (26,455)
                                                     ---------       --------
          Total shareholders' equity...............      4,004          4,047
                                                     ---------       --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  29,309       $ 31,429
                                                     ---------       --------
                                                     ---------       --------

The accompanying notes are an integral part of these consolidated balance sheets.

                   FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                             -------------------
                                                                1998      1997
                                                             --------   --------
                                                                (Unaudited)
REVENUE
     Software license......................................  $  5,333   $  3,801
     Service...............................................     8,197      6,416
     Third-party software and other........................       900        588
                                                             --------    -------
          Total revenue....................................    14,430     10,805
                                                             --------    -------
OPERATING EXPENSES:

     Cost of licenses......................................       954        525
     Cost of services......................................     3,963      3,122
     Cost of third-party software and other................       672        412
     Selling, general and administrative...................     7,129      6,123
     Product development...................................     1,808      2,073
                                                             --------    -------
          Total operating expenses.........................    14,526     12,255
                                                             --------    -------
Operating loss.............................................       (96)    (1,450)

Interest expense, net......................................      (131)       (68)

Other expense, net.........................................       (49)        (9)
                                                             --------    -------
LOSS FROM CONTINUING OPERATIONS
  BEFORE PROVISION FOR INCOME TAXES........................      (276)    (1,527)

     Provision for (benefit from) income taxes.............        35        (31)
                                                             --------    -------
LOSS FROM CONTINUING OPERATIONS............................      (311)    (1,496)

NET GAIN ON SALE OF DISCONTINUED OPERATIONS................        68        201
                                                             --------    -------
NET LOSS...................................................  $   (243)  $ (1,295)
                                                             --------    -------
                                                             --------    -------
BASIC AND DILUTED EARNINGS (LOSS) PER
  COMMON SHARE:

     Continuing operations loss per share..................  $  (0.03)  $  (0.15)
     Discontinued operations income per share..............      0.01       0.02
                                                             --------    -------
     Net loss per share....................................  $  (0.02)   $ (0.13)
                                                             --------    -------
                                                             --------    -------
SHARES USED IN BASIC AND DILUTED PER COMMON SHARE
 COMPUTATION...............................................     9,901      9,674
                                                             --------    -------
                                                             --------    -------

The accompanying notes are an integral part of these consolidated financial statements.

               FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (In thousands)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31
                                                                --------------------------
                                                                    1998           1997
                                                                -----------    -----------
                                                                       (Unaudited)
OPERATING ACTIVITIES:
     Net loss                                                   $     (243)    $   (1,295)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                                655            614
          Gain on sale of discontinued operations                      (68)          (201)
          Other                                                         16             (5)
          Change in current operating items:
            Accounts receivable, net                                   785          2,293
            Inventories                                               (127)            31
            Prepaid expenses                                          (234)           (71)
            Accounts payable                                          (472)        (1,715)
            Accrued expenses                                        (2,114)        (1,083)
            Deferred revenue                                         1,117           (112)
                                                                ----------     ----------
          Net cash used in operating  activities                      (685)        (1,544)
                                                                ----------     ----------
INVESTING ACTIVITIES:

     Purchase of furniture, fixtures and equipment                     (69)          (280)
     Proceeds from sale of discontinued operations                     650            196
     Capitalized software development costs                              -         (1,220)
                                                                ----------     ----------
          Net cash provided by (used in) investing activities          581         (1,304)
                                                                ----------     ----------

FINANCING ACTIVITIES:
     Payments of long-term obligations                                (924)          (138)
     Borrowings on equipment facility                                    -            195
     Borrowings on line of credit                                      500              -
     Proceeds on issuance of common stock                                -             60
                                                                ----------     ----------
          Net cash provided by (used in) financing activities         (424)           117
                                                                ----------     ----------
          Net change in cash and cash equivalents                     (528)        (2,731)

CASH AND CASH EQUIVALENTS:
          Beginning of period                                        5,758          5,935
                                                                ----------     ----------
          End of period                                         $    5,230     $    3,204
                                                                ----------     ----------
                                                                ----------     ----------
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during each period for-
            Income taxes                                        $        -     $       19
            Interest                                                   192            107
                                                                ----------     ----------
                                                                ----------     ----------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Capitalized leases                                         $       51     $      496
                                                                ----------     ----------
                                                                ----------     ----------

The accompanying notes are an integral part of these consolidated financial statements.

                              FOURTH SHIFT CORPORATION
                 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31, 1998

1. The accompanying interim consolidated financial statements have been prepared by Fourth Shift Corporation (the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.

     The unaudited consolidated financial statements as of March 31, 1998 and 1997 and for the three month periods then ended include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 1998. The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the audited consolidated financial statements for the year ended December 31, 1997. Accordingly, certain footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 1997 audited consolidated financial statements have been omitted from these interim consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997 and the notes thereto.

2. In the quarter ended March 31, 1998, the Company recognized a gain of $68,000 in conjunction with the receipt of a royalty payment in April 1998 related to the sale of its former subsidiary, Just In Time Enterprise Systems, Inc.

3. In the fourth quarter of 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" and, retroactively, restated the earnings (loss) per share (EPS) for all prior periods. SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the number of weighted average common shares outstanding. Diluted EPS reflects potential dilution from outstanding stock options, using the treasury stock method. For the quarters ending March 31, 1998 and 1997 options were excluded from the diluted EPS calculation as the options were anti-dilutive.

4. The Financial Accounting Standards Board has released SFAS 130, "Reporting Comprehensive Income," effective for years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting in the financial statements the non-income components of all nonowner changes in equity. Other comprehensive income (losses) were $14,000 and ($27,000) for the three months ending March 31, 1998 and 1997, respectively. These amounts result from translation losses from the Company's foreign operations. Other comprehensive losses are reclassified on a cumulative basis from accumulated deficit in the attached Consolidated Balance Sheets.

5. Statement of Position (SOP) 97-2, "Software Revenue Recognition," issued in October 1997, is effective for transactions entered into beginning in January 1998. This statement supersedes SOP 91-1 and provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The company has implemented SOP 97-2 in January 1998 and the implementation did not have a material impact on the Company's financial condition or results of operations.

6. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," certain software development costs are capitalized upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility and development costs incurred to improve and enhance existing software are charged to expense as incurred. In the quarter ended March 31, 1997, the Company capitalized $1,220,000 of development costs related to the development of its next generation product, Fourth Shift OBJECTS Enterprise Software-TM-.

     In conjunction with a December 1997 restructuring of the Company's product development operations, the Company reevaluated its OBJECTS development activities and product strategy. As a result of this evaluation, the Company identified ways to combine some of the OBJECTS technology with the functionality of the current MSS product, and redirected its development activities accordingly. Because of this redirection, components of the previously developed OBJECTS product will not be incorporated into planned future product releases. As such, $1,630,000 of previously capitalized costs related to these components, net of accumulated amortization, were charged to restructuring expense in December 1997.

     As of March 31, 1998, Fourth Shift is not marketing a product using the OBJECTS technology. As such, the remaining capitalized asset will not be amortized until such time as the underlying technology is incorporated into a product that is available for general release. Upon releasing such a product, the remaining capitalized costs will be amortized to expense over the product's estimated economic life. In the three months ended March 31, 1998, no additional software development costs were capitalized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations has been prepared under the presumption that users of the interim consolidated financial statements have either read or have access to the Company's annual report for the year ended December 31, 1997.

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

- The ability of the Company to continue to integrate complementary applications with its MSS product to meet functionality demands;

- The increasing size of the Company's international operations, particularly in Asia;

- The ability of the Company to manage expansion of international distribution channels;

- The dependence of the MSS product line on a third-party database management system; and

- Evolving standards regarding intellectual property protection for software products in general.

RESULTS OF OPERATIONS

     NET LOSS. The Company recorded a net loss of $243,000 or $.02 per share for the quarter ended March 31, 1998, compared to a net loss of $1,295,000 or $.13 per share for the quarter ended March
31, 1997.

     TOTAL REVENUE increased 34% to $14,430,000 during the three months ended March 31, 1998 from $10,805,000 during the comparable period in 1997, as outlined below.

     SOFTWARE LICENSE REVENUE are fees paid by customers for the right to use the Company's software systems. Software license revenue increased 40% to $5,333,000 from $3,801,000 during the same quarter in 1997. At the regional level, the Americas and Europe posted increases of 56% and 90%, respectively
over the comparable period in 1997.   These increases were partially offset by a
decline in Asia software revenue of 44% from the same quarter in 1997.

     The growth in the Americas and Europe was due to improved sales strategies and management changes initiated in the second and third quarters of 1997. In addition, increased feet on the street in the Americas have positively impacted sales. The decline in Asia is primarily attributable to economic problems in Asia that have softened the demand for enterprise software solutions. Additionally, the Company has experienced increased competition in Asia.

     SERVICE REVENUE includes customer support fees, training, consulting, installation and project management. Service revenue increased 28% to $8,197,000 from $6,416,000 during the same quarter in 1997. Service revenue showed strong growth due to sustained license revenue growth beginning in the third quarter of 1997 that has continued through the first quarter of 1998. A major portion of professional services are purchased in the three to six months following the licensing of the software. In addition, service revenue continues to benefit from the Company's ongoing efforts to expand, standardize and promote its professional services offerings.

     THIRD-PARTY SOFTWARE REVENUE is derived from the resale of third-party software licenses (complementary applications). These complementary applications have been integrated to function with the MSS software and extend the functionality of MSS. Third-party software and other revenue increased 53% to $900,000 in the first quarter of 1998 from $588,000 during the same quarter in 1997. This increase is primarily attributable to the increase in MSS software license revenue, as a significant portion of third-party software is licensed in conjunction with the MSS product. Additional revenues were also generated though the introduction of certain complementary applications that were added to the product line.

     COST OF LICENSES increased to $954,000 in the first quarter of 1998 from $525,000 in the same period of 1997. As a percentage of total license revenue, cost of licenses was 18% in the first quarter of 1998 compared to 14% for the prior year comparable period. The increase in the cost of licenses as a percentage of license revenue is primarily due to increases in royalty costs paid to third-party software suppliers whose products are embedded in and distributed with the MSS product. Additionally, in the first quarter the Company began licensing at near cost a migration tool to its customers that allows them to migrate to a newer version of a supplier's database, impacting the cost of licenses.

     COST OF SERVICES increased to $3,963,000 for the three months ended March 31, 1998 from $3,122,000 for the same period of 1997. As a percentage of service revenue, cost of services was 48% for the first quarter of 1998 and 49% for the first quarter of 1997.

     COST OF THIRD-PARTY SOFTWARE AND OTHER increased to $672,000 or 75% of third-party software and other revenue in the first quarter of 1998 from $412,000 or 70% of third-party software and other revenue in the same period of 1997. The increase in cost of third-party software as a percentage of third-party software revenue is due to changes in the mix of software products sold in the quarter.

     SELLING, GENERAL AND ADMINISTRATIVE increased to $7,129,000 for the three month period ended March 31, 1998, up from $6,123,000 for the three month period ended March 31, 1997. As a percentage of total revenue, selling, general and administrative expense decreased to 49% of total revenue compared to 57% for the same period in 1997. The increase in terms of absolute dollars reflects the increased size of the Company resulting from second half 1997 growth and market penetration. Fixed selling, general and administrative costs for the first quarter of 1998 decreased $150,000 from the fourth quarter 1997 results demonstrating the Company's commitment to cost containment. Variable selling, general and administrative costs consisting primarily of commissions and certain incentive plans increased in absolute dollars and as percentage of total revenue in the first quarter of 1998 over fourth quarter 1997 totals. This growth partially resulted from special provisions in commission plans to encourage first quarter sales.

     PRODUCT DEVELOPMENT expense for the three months ended March 31, 1998 decreased to $1,808,000 from $2,073,000 for the three months ended March 31, 1997. As a percentage of total revenue, product development declined to 13% from 19% during the same period in 1997. Further, in the first quarter of 1997, the Company capitalized $1,220,000 of development costs for the Company's object-oriented, communications-centric technology (OBJECTS) while no costs were considered capitalizable in the first quarter of 1998. The $1,485,000 reduction in product development spending results from the execution of a product development restructuring plan that was implemented in the fourth quarter of 1997.

     The restructuring plan merged two development operations into one and resulted in staff and contractor reductions and allowed the Company to close development offices in San Jose. The implementation of this plan has reduced the product development costs in absolute dollars and as a percentage of revenue.

     As of March 31, 1998, Fourth Shift is not marketing a product using the OBJECTS technology. As such, the remaining capitalized asset will not be amortized until such time as the underlying technology is incorporated into a product that is available for general release. Upon releasing such a product, the remaining capitalized costs will be amortized to expense over the product's estimated economic life. In the three months ended March 31, 1998, no additional software development costs were capitalized.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended March 31, 1998 and 1997 was comprised of state and foreign income taxes. The Company does not provide for U.S. federal taxes as a result of operating losses and a significant net operating loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1998, the Company's cash and cash equivalents decreased $528,000 to $5,230,000.

The Company used $685,000 cash in operating activities during the first quarter of 1998. Although the Company incurred a small net loss in the quarter, the loss was more than offset by noncash items (depreciation and amortization) and by a gain recognized in the quarter from the sale of the Company's former subsidiary, Just In Time Enterprise Systems (JIT), in 1995. The normal seasonal reduction in sales from fourth quarter to first quarter resulted in a corresponding decrease in receivables as they were collected in the first quarter, generating $785,000 of cash. The Company also collected seasonally high customer support payments in the first quarter (which are recorded as deferred revenue and recognized as income over the period of the support services) and augmented payments in the first quarter by offering a discount for customers who prepaid two years of support services, generating $1,117,000 of cash. The Company paid down seasonally high accounts payable resulting in use of $472,000 of cash, and paid severance and other costs associated with the restructuring discussed above, resulting in a reduction in accrued expenses and use of $2,114,000 of cash.

     Investing activities provided $581,000 of cash for the three months ending March 31, 1998. The primary source of cash was $650,000 of royalty payments received in connection with the sale of JIT. This was partially offset by purchases of furniture, fixtures and equipment totaling $69,000. The Company's purchases of furniture, fixtures, and equipment for the comparable period in 1997 was $280,000. The sharp decline is a direct result of the restructuring plan initiated in December 1997 that reduced headcount in the development area.

     Financing activities used $424,000 of cash during the three months ended March 31, 1998. The primary use of cash was payments of $924,000 for the early settlement of a certain equipment debt facility and principal payments on the Company's capital lease obligations. This was partially offset by additional borrowings of $500,000 under the Company's line of credit agreement.

     The Company does not have any material scheduled commitments for capital expenditures. The Company believes that the $5,230,000 of cash and cash equivalents on hand at March 31, 1998, together with the Company's available line of credit and anticipated cash flows from operations will be sufficient to fund operating cash needs over the next twelve months. At March 31, 1998, and the Company was in compliance with all related financial performance covenants under the bank line of credit. If the above sources of cash are not sufficient to fund operations, the Company may need to seek additional funds through equity or debt financing.

OTHER

     The Company has analyzed the potential affect of the year 2000 issue on its application products and application software it uses in its internal operations. The Information Technology Association of America (ITAA) has certified that Fourth Shift enterprise software solutions are year 2000 compliant. Additionally, the Company has requested and received documentation from vendors currently supplying third party products addressing year 2000 compliance. In most cases, vendors responses indicated that their applications were either currently year 2000 compliant or that they would be compliant by the end of 1998. In certain instances, vendors have not made a commitment to become year 2000 compliant by the end of 1998. The Company is evaluating alternative courses of action relating to these certain vendors and anticipates resolution by the end of 1998. Based on this review, the Company does not anticipate any material effect on its future operating results or financial position.

                            PART II - OTHER INFORMATION


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
            No exhibits will be filed.

     (b)  Reports on Form 8-K
            No reports on Form 8-K were filed during the three months ended March 31, 1998.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Fourth Shift Corporation


May ___, 1998
                                               /s/ DAVID G. LATZKE
                                     ------------------------------------------
                                     David G. Latzke
                                     Vice President and Chief Financial Officer
                                     (principal financial officer)