Form 10-Q
period 1998-06-30
FOURTH SHIFT CORP
filed 1998-08-14
CIK 905724

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q
(Mark One)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934.

                    For the quarterly period ended June 30, 1998

                                         OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from _________  to  __________
                          Commission file number: 0-21992

                             --------------------------

                              FOURTH SHIFT CORPORATION

               (Exact name of Registrant as specified in its charter)


         MINNESOTA                                             41-1437794
(state or other jurisdiction                                (I.R.S. employer
of incorporation or organization)                          identification no.)

                             --------------------------

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

The number of shares outstanding of the Registrant's Common Stock on August 7, 1998 was 9,999,152 shares.

                              FOURTH SHIFT CORPORATION

                                       INDEX



PART I - FINANCIAL INFORMATION                                            PAGE
------------------------------------------------------------------------------
Item 1.   Financial Statements:

          Consolidated Balance Sheets at                                   2
          June 30, 1998 and December 31, 1997

          Consolidated Statements of Operations                            3
          for the three and six months ended
          June 30, 1998 and 1997

          Consolidated Statements of Cash Flows                            4
          for the six months ended June 30, 1998
          and 1997

          Notes to Interim Consolidated Financial Statements               5


Item 2.   Management's Discussion and Analysis of Financial                7
          Condition and Results of Operations


PART  II - OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K                           12



SIGNATURE                                                                 13


                      PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                      FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                  (In thousands)

                                      ASSETS


                                                              JUNE 30,        DECEMBER 31,
                                                                1998              1997
                                                              --------        ------------
                                                            (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents. . . . . . . . . . . . .       $   6,439          $   5,758
    Accounts receivable, net . . . . . . . . . . . . .          14,197             14,001
    Inventories. . . . . . . . . . . . . . . . . . . .             100                482
    Prepaid expenses . . . . . . . . . . . . . . . . .           1,285              1,031
    Royalty receivable . . . . . . . . . . . . . . . .              66                650
                                                             ---------          ---------
      Total current assets . . . . . . . . . . . . . .          22,087             21,922

FURNITURE, FIXTURES AND EQUIPMENT, net . . . . . . . .           4,362              5,503

RESTRICTED CASH. . . . . . . . . . . . . . . . . . . .             465                715

SOFTWARE DEVELOPMENT COSTS, net. . . . . . . . . . . .           3,270              3,289
                                                             ---------          ---------
     TOTAL ASSETS. . . . . . . . . . . . . . . . . . .       $  30,184          $  31,429
                                                             ---------          ---------
                                                             ---------          ---------

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term obligations . . . . .       $   1,040          $   1,803
    Revolving credit facility. . . . . . . . . . . . .           2,228              2,000
    Accounts payable . . . . . . . . . . . . . . . . .           2,102              3,964
    Accrued expenses . . . . . . . . . . . . . . . . .           6,940              8,001
    Deferred revenue . . . . . . . . . . . . . . . . .          12,591             10,315
                                                             ---------          ---------
      Total current liabilities. . . . . . . . . . . .          24,901             26,083

LONG-TERM OBLIGATIONS. . . . . . . . . . . . . . . . .             868              1,299

SHAREHOLDERS' EQUITY:
    Common stock . . . . . . . . . . . . . . . . . . .              99                 98
    Additional paid-in capital . . . . . . . . . . . .          30,856             30,640
    Other comprehensive losses . . . . . . . . . . . .           (253)               (236)
    Accumulated deficit. . . . . . . . . . . . . . . .        (26,287)            (26,455)
                                                             ---------          ---------
      Total shareholders' equity . . . . . . . . . . .           4,415              4,047
                                                             ---------          ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY . . . .       $  30,184          $  31,429
                                                             ---------          ---------
                                                             ---------          ---------

The accompanying notes are an integral part of these consolidated balance sheets

                   FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                    JUNE 30                  JUNE 30
                                                              --------------------     -----------------------
                                                                 1998      1997           1998        1997
                                                              ---------  ---------     ----------   ----------
                                                                  (Unaudited)                (Unaudited)
REVENUE:
    Software license . . . . . . . . . . . . . . . . . . .    $  7,061   $  5,581      $  12,394    $  9,382
    Service. . . . . . . . . . . . . . . . . . . . . . . .       9,133      6,634         17,330      13,050
    Third-party software and other . . . . . . . . . . . .       1,134        661          2,034       1,249
                                                              --------   --------      ---------    --------
    Total revenue. . . . . . . . . . . . . . . . . . . . .      17,328     12,876         31,758      23,681
                                                              --------   --------      ---------    --------
OPERATING EXPENSES:
    Cost of licenses . . . . . . . . . . . . . . . . . . .       1,486        693          2,440       1,218
    Cost of services . . . . . . . . . . . . . . . . . . .       4,566      3,205          8,529       6,327
    Cost of third-party software and other . . . . . . . .         817        477          1,489         889
    Selling, general and administrative. . . . . . . . . .       7,901      6,577         15,030      12,700
    Product development. . . . . . . . . . . . . . . . . .       1,887      1,985          3,695       4,058
                                                              --------   --------      ---------    --------
    Total operating expenses . . . . . . . . . . . . . . .      16,657     12,937         31,183      25,192
                                                              --------   --------      ---------    --------

Operating income (loss). . . . . . . . . . . . . . . . . .         671       (61)            575      (1,511)

Interest expense, net. . . . . . . . . . . . . . . . . . .       (152)       (65)          (283)        (133)

Other income (expense), net. . . . . . . . . . . . . . . .          20          2           (29)          (7)
                                                              --------   --------      ---------    --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE PROVISION FOR INCOME TAXES  . . . . . . . . . . .         539      (124)            263      (1,651)
    Provision for (benefit from) income taxes. . . . . . .         194         21            229         (10)
                                                              --------   --------      ---------    --------
INCOME (LOSS) FROM CONTINUING OPERATIONS . . . . . . . . .         345      (145)             34      (1,641)

NET GAIN ON SALE OF DISCONTINUED OPERATIONS. . . . . . . .          66        205            134         406
                                                              --------   --------      ---------    --------
NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . .      $  411      $  60         $  168   $  (1,235)
                                                              --------   --------      ---------    --------
                                                              --------   --------      ---------    --------

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
     Continuing operations income (loss) per share . . . .      $  003   $  (001)         $  001     $  (017)
     Discontinued operations income per share. . . . . . .         001        002            001         004
                                                              --------   --------      ---------    --------
     Net income (loss) per share . . . . . . . . . . . . .      $  004     $  001         $  002     $  (013)
                                                              --------   --------      ---------    --------
                                                              --------   --------      ---------    --------

SHARES USED IN BASIC AND DILUTED PER COMMON SHARE COMPUTATION:
    Basic. . . . . . . . . . . . . . . . . . . . . . . . .       9,904      9,749          9,903       9,712
                                                              --------   --------      ---------    --------
                                                              --------   --------      ---------    --------
    Diluted. . . . . . . . . . . . . . . . . . . . . . . .       9,980      9,749          9,950       9,712
                                                              --------   --------      ---------    --------
                                                              --------   --------      ---------    --------

         The accompanying notes are an integral part of these consolidated financial statements

                    FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)


                                                                              SIX MONTHS ENDED
                                                                                   JUNE 30
                                                                         --------------------------
                                                                           1998             1997
                                                                         ---------      -----------
                                                                                (Unaudited)
OPERATING ACTIVITIES:
    Net income (loss)                                                     $  168         $ (1,235)
    Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                                        1,302            1,410
      Gain on sale of discontinued operations                               (134)            (406)
      Other                                                                   11              (32)
      Change in current operating items:
        Accounts receivable, net                                            (196)             984
        Inventories                                                          382                6
        Prepaid expenses                                                    (254)            (136)
        Accounts payable                                                  (1,862)          (1,425)
        Accrued expenses                                                    (871)            (207)
        Deferred revenue                                                   2,276              (90)
                                                                         ---------      -----------
      Net cash provided by (used in) operating activities                    822           (1,131)
                                                                         ---------      -----------

INVESTING ACTIVITIES:
    Purchase of furniture, fixtures and equipment                           (189)            (738)
    Cash released from restrictions                                          250                -
    Proceeds from sale of discontinued operations                            718              397
    Capitalized software development costs                                    19           (2,335)
                                                                         ---------      -----------
      Net cash provided by (used in) investing activities                    798           (2,676)
                                                                         ---------      -----------

FINANCING ACTIVITIES:
    Payments of long-term obligations                                     (1,194)            (395)
    Borrowings on equipment facility                                           -              195
    Borrowings on line of credit                                             500            2,000
    Payments on line of credit                                              (272)               -
    Proceeds on issuance of common stock                                      27              103
                                                                         ---------      -----------
      Net cash provided by (used in) financing activities                   (939)           1,903
                                                                         ---------      -----------

      Net change in cash and cash equivalents                                681           (1,904)

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                  5,758            6,435
                                                                         ---------      -----------
      End of period                                                     $  6,439         $  4,531
                                                                         ---------      -----------
                                                                         ---------      -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during each period for-
       Income taxes                                                     $      -         $     25
       Interest                                                              307              236
                                                                         ---------      -----------
                                                                         ---------      -----------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Capitalized leases                                                  $     92         $    496
                                                                         ---------      -----------
                                                                         ---------      -----------

    The accompanying notes are an integral part of these consolidated financial statements.

                              FOURTH SHIFT CORPORATION
                 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 1998

1. The accompanying interim consolidated financial statements have been prepared by Fourth Shift Corporation (the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.

     The unaudited consolidated financial statements as of June 30, 1998 and 1997 and for the three month and six month periods then ended include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods. The results of operations for the three month and six month period ended June 30, 1998 are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 1998. The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the audited consolidated financial statements for the year ended December 31, 1997. Accordingly, certain footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 1997 audited consolidated financial statements have been omitted from these interim consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997 and the notes thereto.

2. In the quarter ended June 30, 1998, the Company recognized a gain of $66,000 in conjunction with the royalty agreement of the sale of its former subsidiary, Just In Time Enterprise Systems, Inc. For the six month period ended June 30, 1998, the Company recognized a gain of $134,000 in connection with this sale.

3. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," certain software development costs are capitalized upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility and development costs incurred to improve and enhance existing software are charged to expense as incurred. In the second quarter of 1998, the Company capitalized $334,000 of development costs relating to upcoming product releases. No development costs were capitalized in the first quarter of 1998. In the three month and six month periods ending June 30, 1997, the Company capitalized $1,055,000 and $2,275,000, respectively, of development costs related to the development of its next generation product, Fourth Shift OBJECTS Enterprise Software -TM- .

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

     As of June 30, 1998, Fourth Shift is not marketing the Fourth Shift OBJECTS Enterprise Software-TM-. As such, the remaining capitalized asset will be amortized as the underlying technology is incorporated into a product that is available for general release. Upon releasing such a product, the remaining capitalized costs will be amortized straight-line over the lesser of three years or the product's estimated economic life. In the second quarter of 1998 the Company amortized $101,000 of previously capitalized technology with the release of MSS for OBJECTS 6.10.101. In addition, for the second quarter of 1998 the Company expensed $348,000 of previously capitalized technology that was no longer aligned with the Company's current product strategy. No previously capitalized development costs were expensed in the first quarter of 1998.

4. On July 1, 1998 the Company entered into a four year $12,000,000 commitment with a third-party database supplier whose product is embedded in and distributed with the MSS product. The agreement also includes three three-year renewal options. Payments will be made evenly throughout the 48 months of the contract. The Company does not anticipate this commitment to materially impact margins.

5. NEW ACCOUNTING PRONOUNCEMENTS

     In the fourth quarter of 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" and, retroactively, restated the earnings (loss) per share (EPS) for all prior periods. SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the number of weighted average common shares outstanding. Diluted EPS reflects potential dilution from outstanding stock options, using the treasury stock method. The dilutive effect of the stock options was 76,000 shares for second quarter 1998 and 47,000 shares for the six month period ended June 30, 1998. There was no dilutive effect from the stock options for the three month and six month periods ended June 30, 1997 as the options were anti-dilutive.

     The Financial Accounting Standards Board has released SFAS 130, "Reporting Comprehensive Income," effective for years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting in the financial statements the non-income components of all nonowner changes in equity. Other comprehensive losses were $17,000 and $35,000 for the six months ending June 30, 1998 and 1997, respectively. These amounts result from translation losses from the Company's foreign operations. Other comprehensive losses are reclassified on a cumulative basis from accumulated deficit in the attached Consolidated Balance Sheets.

     The Company has adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition," effective January 1998. This statement provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The implementation of SOP 97-2 did not have a material impact on the Company's financial condition or results of operations. A provision of SOP 97-2 has been deferred until January 1, 1999 as a result of the issuance of SOP 98-4, "Software Revenue Recognition". The Company is currently analyzing the deferred provision of SOP 97-2 and does not believe that if and when such provision becomes effective it will have a material impact on the Company's financial condition or results of operations.

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

RESULTS OF OPERATIONS


NET INCOME. The Company recorded net income of $411,000 or $.04 per share for the quarter ended June 30, 1998, compared to net income of $60,000 or $.01 per share for the quarter ended June 30, 1997. For the six month period ended June 30, 1998, the Company recorded net income of $168,000 or $.02 per share compared to a net loss of $1,235,000 or $.13 per share for the same period ended June 30, 1997.

     TOTAL REVENUE increased 35% to $17,328,000 during the quarter ended June 30, 1998 from $12,876,000 during the comparable period in 1997. For the six month period ended June 30, 1998, total revenue increased 34% to $31,758,000 from $23,681,000 during the comparable period in 1997, as outlined below.

     SOFTWARE LICENSE REVENUE are fees paid by customers for the right to use the Company's software systems. Software license revenue for the quarter ended June 30, 1998 increased 27% to $7,061,000 from $5,581,000 during the same quarter in 1997. Software license revenue for the six month period ended June 30, 1998 increased 32% to $12,394,000 from $9,382,000 during the same period in 1997. At the regional level, the Americas and Europe posted second quarter increases of 58% and 20%, respectively over the comparable period in 1997. These second quarter increases were partially offset by a decline in Asia software revenue of 43% from the same quarter in 1997.

     The growth in the Americas and Europe was due to improved sales strategies and management changes initiated in the second and third quarters of 1997. In addition, the Americas has benefited from an increased number of sales personnel. The decline in Asia is primarily attributable to economic problems in Asia that have softened the demand for enterprise software solutions. Additionally, the Company has experienced increased competition in Asia.

     SERVICE REVENUE includes customer support fees, training, consulting, installation and project management. Service revenue for the quarter ended June 30, 1998 increased 38% to $9,133,000 from $6,634,000 during the same quarter in 1997. For the six month period ended June 30, 1998, service revenue increased 33% to $17,330,000 from $13,050,000 during the same period in 1997. Service revenue showed strong growth due to license revenue growth beginning in the third quarter of 1997 that has continued through the first half of 1998. A major portion of professional services are purchased in the three to six months following the licensing of the software. In addition, service revenue continues to benefit from the Company's ongoing efforts to expand, standardize and promote its professional services offerings.

     THIRD-PARTY SOFTWARE AND OTHER REVENUE is derived from the resale of third-party software licenses (complementary applications). These complementary applications have been integrated to function with the MSS software and extend the functionality of MSS. Third-party software and other revenue increased 72% to $1,134,000 in the second quarter of 1998 from $661,000 during the same quarter in 1997. For the six month period ended June 30, 1998, third-party software and other revenue increased 63% to $2,034,000 from $1,249,000 during the same period in 1997. This increase is primarily attributable to the increase in MSS software license revenue, as a significant portion of third-party software is licensed in conjunction with the MSS product. Additional revenues were also generated though the introduction of certain complementary applications that were added to the product line.

     COST OF LICENSES increased to $1,486,000 in the second quarter of 1998 from $693,000 in the same period of 1997. For the six month period ended June 30, 1998, cost of licenses increased to $2,440,000 from $1,218,000 the same period in 1997. As a percentage of license revenue, cost of licenses was 20% in the six month period ended June 30, 1998 compared to 13% for the prior year comparable period. The increase in the cost of licenses as a percentage of license revenue is primarily due to one-time royalty costs paid to third-party software suppliers whose products are embedded in and distributed with the MSS product. A portion of the increased cost of licenses relates to $350,000 of database software inventory expensed in the second quarter of 1998 in conjunction with the execution of a long-term contract with the supplier.

     COST OF SERVICES increased to $4,566,000 or 50% of services revenue for the three months ended June 30, 1998 from $3,205,000 or 48% of services revenue for the same period of 1997. For the six month period ended June 30, 1998, cost of services as a percent of service revenue was 49%, compared to 48% in the same period in 1997. The increase in the cost of services as a percent of service revenue is due to consulting revenue, which has greater costs as a percent of revenue, increased more than maintenance revenue from 1997.

     COST OF THIRD-PARTY SOFTWARE AND OTHER increased to $817,000 for the second quarter of 1998 from $477,000 in the second quarter of 1997. For the six month period ended June 30, 1998, cost of third-party revenue and other increased to $1,489,000 from $889,000 for the same period of 1997. As a percentage of third-party software and other revenue, cost of third-party software and other was 72% for both second quarter 1998 and 1997 and 73% for the six month period ended June 30, 1998 compared to 71% for the same period of 1997

     SELLING, GENERAL AND ADMINISTRATIVE expense increased to $7,901,000 or 46% of total revenue for the three month period ended June 30, 1998, from $6,577,000 or 51% of total revenue for the same period of 1997. Selling, general and administrative expense for the six month period ended June 30, 1998 increased to $15,030,000 or 47% of total revenue from $12,700,000 or 54% of total revenue for the same period of 1997. The increase in terms of absolute dollars reflects the increased size of the Company resulting from second half 1997 growth and market penetration. The decrease as a percent of revenue reflects the focused efforts to control expenses as revenues increase.

     PRODUCT DEVELOPMENT expense for the three months ended June 30, 1998 decreased to $1,887,000 from $1,985,000 for the three months ended June 30, 1997. As a percentage of total revenue, product development declined to 11% from 15% during the same period in 1997. For the six month period ended June 30, 1998, product development expense decreased to $3,695,000 or 12% of total revenue, from $4,058,000 or 17% of total revenue for the comparable period of 1997.

     Further, for the three and six month periods ended June 30, 1998 the Company capitalized $334,000 of development costs relating to future releases of MSS for OBJECTS. In 1997, the Company capitalized $1,115,000 of development costs in the second quarter and $2,335,000 in the six month period ended June 30, 1997 for the Company's object-oriented, communications-centric technology (OBJECTS).

     The $2,364,000 reduction in product development spending for the six month period ended June 30 resulted from the execution of a product development restructuring plan that was implemented in the fourth quarter of 1997. The restructuring plan merged two development operations into one and resulted in staff and contractor reductions and allowed the Company to close the development office in San Jose. The implementation of this plan has reduced the product development costs in absolute dollars and as a percentage of revenue.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the six months ended June 30, 1998 and 1997 was comprised of state and foreign income taxes. The Company does not provide for U.S. federal taxes as a result of a significant net operating loss carryforward.



LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 1998, the Company's cash and cash equivalents increased $681,000 to $6,439,000.

     The Company generated $822,000 of cash from operating activities during the six month period ended June 30, 1998 compared to a consumption of $1,131,000 in the same period of 1997. The $1,953,000 increase from 1997 was primarily attributable to increases in net income and deferred revenue. Deferred revenue increased due to increased service revenues. The Company defers revenue for consulting services to be recognized as the services are delivered and for customer support payments which are recognized as income over the period of the support services. Customer support payments were also augmented in the first quarter by offering a discount for customers who prepaid two years of support services. This cash provided by operating activities was partially offset by paying down seasonally high accounts payable resulting in the use of $1,862,000 of cash, and paying severance and other costs associated with the restructuring discussed above, resulting in a reduction in accrued expenses and the use of $871,000 of cash.

     Investing activities provided $798,000 of cash for the six months ended June 30, 1998. The primary sources of cash were $718,000 of royalty payments received in connection with the sale of JIT and $250,000 of cash released from restrictions. This was partially offset by purchases of furniture, fixtures and equipment totaling $189,000. The Company's purchases of furniture, fixtures, and equipment for the comparable period in 1997 was $738,000. The sharp decline is a direct result of the restructuring plan initiated in December 1997 that reduced headcount in the development area.

     Financing activities used $939,000 of cash during the six months ended June 30, 1998. The primary use of cash was $1,194,000 of payments for the early settlement of a certain equipment debt facility and principal payments on the Company's capital lease obligations. This was partially offset by net borrowings of $228,000 under the Company's line of credit agreement.

     On July 1, 1998 the Company entered into a four year $12,000,000 commitment with a third-party database supplier whose product is embedded in and distributed with the MSS product. The agreement also includes three three-year renewal options. Payments will be made evenly throughout the 48 months of the contract. The Company does not anticipate this commitment to materially impact margins. In or near January 1998 the Company will be moving its corporate headquarters to a new leased facility. The Company anticipates leasing the majority of the capital assets associated with the move and does not anticipate a material impact on the Company's financial condition or results of operations. The Company does not have any other material scheduled commitments for capital expenditures.

     The Company believes that the $6,439,000 of cash and cash equivalents on hand at June 30, 1998, together with the Company's available line of credit and anticipated cash flows from operations will be sufficient to fund operating cash needs over the next twelve months. At June 30, 1998, and the Company was in compliance with all related financial performance covenants under the bank line of credit. If the above sources of cash are not sufficient to fund operations, the Company may need to seek additional funds through equity or debt financing.

OTHER

     The Company has analyzed the potential affect of the year 2000 issue on its application which is also the application software it uses in its internal operations. The Information Technology Association of America (ITAA) has certified that Fourth Shift enterprise software solutions are year 2000 compliant. Additionally, the Company has requested and received documentation from vendors currently supplying third party products addressing year 2000 compliance. In most cases, vendor's responses indicated that their applications were either currently year 2000 compliant or that they would be compliant by the end of 1998. In certain instances, vendors have not made a commitment to become year 2000 compliant by the end of 1998. The Company is evaluating alternative courses of action relating to these certain vendors and anticipates resolution by the end of 1998. Based on this review, the Company does not anticipate any material effect on its future operating results or financial position.

                            PART II - OTHER INFORMATION


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The annual meeting of shareholders of Fourth Shift Corporation was held at 3:30 PM on Wednesday May 6, 1998. Shareholders holding 7,772,797 shares, or approximately 78.47% of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

     a.    Election of Directors

     The following nominees were elected to serve as members of the Board of Directors until the annual meeting of shareholders in 2001 or until such time as a successor may be elected:

                                             TABULATION OF VOTES
                                             -------------------
                                              FOR       WITHHELD
                                              ---       --------
            Marion Melvin Stuckey            7,567,929   204,868
            Michael J. Adams                 7,586,311   186,486

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
            Exhibit 27             Financial Data Schedule Worksheet

     (b) Reports on Form 8-K
            No reports on Form 8-K were filed during the three months ended June 30, 1998.

                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Fourth Shift Corporation


August ___, 1998
                            /s/  DAVID G. LATZKE
                            -------------------------------------------
                             David G. Latzke
                             Vice President and Chief Financial Officer
                              (principal financial officer)