Form 10-Q
period 1998-09-30
FOURTH SHIFT CORP
filed 1998-11-16
CIK 905724

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q
(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934.

                 For the quarterly period ended September 30, 1998

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

The number of shares outstanding of the Registrant's Common Stock on November 5, 1998 was 10,019,152 shares.

                              FOURTH SHIFT CORPORATION

                                       INDEX

PART I - FINANCIAL INFORMATION                                           PAGE
-----------------------------------------------------------------------------
Item 1.   Financial Statements:

          Consolidated Balance Sheets at                                   2
          September 30, 1998 and December 31, 1997

          Consolidated Statements of Operations                            3
          for the three and nine months ended
          September 30, 1998 and 1997

          Consolidated Statements of Cash Flows                            4
          for the nine months ended
          September 30, 1998 and 1997

          Notes to Interim Consolidated Financial Statements               5


Item 2.   Management's Discussion and Analysis of Financial                7
          Condition and Results of Operations


PART  II - OTHER INFORMATION


Item 5.   Other Information                                                12

Item 6.   Exhibits and Reports on Form 8-K                                 12



SIGNATURE                                                                  13


                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                     FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                   (In thousands)

                                        ASSETS

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        1998           1997
                                                   -------------   ------------
                                                    (Unaudited)
CURRENT ASSETS:

     Cash and cash equivalents . . . . . . . . . .  $    8,191     $    5,758
     Accounts receivable, net. . . . . . . . . . .      12,536         14,001
     Inventories . . . . . . . . . . . . . . . . .         105            482
     Prepaid expenses. . . . . . . . . . . . . . .       1,236          1,031
     Royalty receivable. . . . . . . . . . . . . .          55            650
                                                    ----------     ----------
          Total current assets . . . . . . . . . .      22,123         21,922

FURNITURE, FIXTURES AND EQUIPMENT, net . . . . . .       4,038          5,503

RESTRICTED CASH. . . . . . . . . . . . . . . . . .         465            715

SOFTWARE DEVELOPMENT COSTS, net. . . . . . . . . .       3,245          3,289
                                                    ----------     ----------
          TOTAL ASSETS . . . . . . . . . . . . . .  $   29,871     $   31,429
                                                    ----------     ----------
                                                    ----------     ----------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current portion of long-term obligations. . .        $919         $1,803
     Revolving credit facility . . . . . . . . . .           -          2,000
     Accounts payable. . . . . . . . . . . . . . .       1,322          3,964
     Accrued expenses. . . . . . . . . . . . . . .       7,936          8,001
     Deferred revenue. . . . . . . . . . . . . . .      13,620         10,315
                                                    ----------     ----------
          Total current liabilities. . . . . . . .      23,797         26,083

LONG-TERM OBLIGATIONS. . . . . . . . . . . . . . .         686          1,299

SHAREHOLDERS' EQUITY:

     Common stock. . . . . . . . . . . . . . . . .         100             98
     Additional paid-in capital. . . . . . . . . .      31,142         30,640
     Other comprehensive losses. . . . . . . . . .        (274)          (236)
     Accumulated deficit . . . . . . . . . . . . .     (25,580)       (26,455)
                                                    ----------     ----------
          Total shareholders' equity . . . . . . .       5,388          4,047
                                                    ----------     ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY. .  $   29,871     $   31,429
                                                    ----------     ----------
                                                    ----------     ----------



The accompanying notes are an integral part of these consolidated balance sheets.

                     FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share data)


                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      SEPTEMBER 30                   SEPTEMBER 30
                                                                  ----------------------       ----------------------
                                                                   1998            1997          1998           1997
                                                                  ------         -------       -------        -------
                                                                       (Unaudited)                   (Unaudited)
REVENUE:
     Software license. . . . . . . . . . . . . . . . . . . .      $6,757          $5,900       $19,151        $15,282
     Service . . . . . . . . . . . . . . . . . . . . . . . .       9,677           6,753        27,007         19,803
     Third-party software and other. . . . . . . . . . . . .         844             780         2,878          2,029
                                                                  ------         -------       -------        -------
          Total revenue. . . . . . . . . . . . . . . . . . .      17,278          13,433        49,036         37,114
                                                                  ------         -------       -------        -------
OPERATING EXPENSES:
     Cost of licenses. . . . . . . . . . . . . . . . . . . .       1,078             708         3,518          1,926
     Cost of services. . . . . . . . . . . . . . . . . . . .       4,554           3,300        13,083          9,627
     Cost of third-party software and other. . . . . . . . .         703             587         2,192          1,476
     Selling, general and administrative . . . . . . . . . .       7,958           6,635        22,988         19,335
     Product development . . . . . . . . . . . . . . . . . .       1,967           2,422         5,662          6,480
                                                                  ------         -------       -------        -------
          Total operating expenses . . . . . . . . . . . . .      16,260          13,652        47,443         38,844
                                                                  ------         -------       -------        -------
Operating income (loss). . . . . . . . . . . . . . . . . . .       1,018            (219)        1,593         (1,730)

Interest expense, net. . . . . . . . . . . . . . . . . . . .        (190)           (112)         (473)          (245)

Other income (expense), net. . . . . . . . . . . . . . . . .           9             (43)          (20)           (50)
                                                                  ------         -------       -------        -------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE PROVISION FOR INCOME TAXES. . . . . . . . . . . . .         837            (374)        1,100         (2,025)
     Provision for income taxes. . . . . . . . . . . . . . .         180              20           409             10
                                                                  ------         -------       -------        -------
INCOME (LOSS) FROM CONTINUING OPERATIONS . . . . . . . . . .         657            (394)          691         (2,035)

NET GAIN ON SALE OF DISCONTINUED OPERATIONS. . . . . . . . .          50           1,255           184          1,661
                                                                  ------         -------       -------        -------
NET INCOME (LOSS)  . . . . . . . . . . . . . . . . . . . . .        $707            $861          $875          $(374)
                                                                  ------         -------       -------        -------
                                                                  ------         -------       -------        -------
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Continuing operations income (loss) per share. . . . . . .       $0.06          $(0.04)        $0.07         $(0.21)
  Discontinued operations income per share . . . . . . . . .        0.01            0.13          0.02           0.17
                                                                  ------         -------       -------        -------
  Net income (loss) per share. . . . . . . . . . . . . . . .       $0.07           $0.09         $0.09         $(0.04)
                                                                  ------         -------       -------        -------
                                                                  ------         -------       -------        -------
SHARES USED IN BASIC AND DILUTED PER COMMON SHARE COMPUTATION:

     Basic . . . . . . . . . . . . . . . . . . . . . . . . .       9,998           9,781         9,934          9,719
                                                                  ------         -------       -------        -------
                                                                  ------         -------       -------        -------
     Diluted . . . . . . . . . . . . . . . . . . . . . . . .      10,211           9,781        10,030          9,719
                                                                  ------         -------       -------        -------
                                                                  ------         -------       -------        -------

The accompanying notes are an integral part of these consolidated financial statements.

                     FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)


                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30
                                                          ---------------------
                                                            1998          1997
                                                          -------       -------
                                                                (Unaudited)
OPERATING ACTIVITIES:
  Net income (loss)                                        $  875       $ (374)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                          2,198        2,389
     Capitalized development written-off                      458          -
     Gain on sale of discontinued operations                 (184)      (1,661)
     Other                                                     11          (33)
     Change in current operating items:
       Accounts receivable, net                             1,465        1,087
       Inventories                                            377            8
       Prepaid expenses                                      (205)        (445)
       Accounts payable                                    (2,643)      (1,903)
       Accrued expenses                                       400          425
       Deferred revenue                                     3,294         (454)
                                                          -------       -------
     Net cash provided by (used in) operating activities    6,046         (961)
                                                          -------       -------
INVESTING ACTIVITIES:
  Purchase of furniture, fixtures and equipment              (446)        (832)
  Cash released from restrictions                             250          -
  Proceeds from sale of discontinued operations               780        1,857
  Capitalized software development costs                     (701)      (3,090)
                                                          -------       -------
     Net cash used in investing activities                   (117)      (2,065)
                                                          -------       -------
FINANCING ACTIVITIES:
  Payments of long-term obligations                        (1,632)        (732)
  Borrowings on equipment facility                            -            195
  Borrowings on line of credit                                500        2,000
  Payments on line of credit                               (2,500)         -
  Proceeds on issuance of common stock                        136          129
                                                          -------       -------
     Net cash provided by (used in) financing activities   (3,496)       1,592
                                                          -------       -------
     Net change in cash and cash equivalents                2,433       (1,434)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                    5,758        6,435
                                                          -------       -------
     End of period                                         $8,191       $5,001
                                                          -------       -------
                                                          -------       -------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during each period for-
       Income taxes                                        $   35       $   57
       Interest                                               450          159
                                                          -------       -------
                                                          -------       -------
NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Capitalized leases                                       $  135       $  518
                                                          -------       -------
                                                          -------       -------

The accompanying notes are an integral part of these consolidated financial statements.

                              FOURTH SHIFT CORPORATION
                 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1998

1. The accompanying interim consolidated financial statements have been prepared by Fourth Shift Corporation (the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.

     The unaudited consolidated financial statements as of September 30, 1998 and 1997 and for the three month and nine month periods then ended include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods. The results of operations for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 1998. The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the audited consolidated financial statements for the year ended December 31, 1997. Accordingly, certain footnote disclosures which would substantially duplicate the disclosures contained in the December 31, 1997 audited consolidated financial statements have been omitted from these interim consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997 and the notes thereto.

2. In the quarter ended September 30, 1998, the Company recognized a gain of $50,000 in conjunction with the royalty agreement of the sale of its former subsidiary, Just In Time Enterprise Systems, Inc. For the nine month period ended September 30, 1998, the Company recognized a gain of $184,000 in connection with this sale.

3. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," certain software development costs are capitalized upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility and development costs incurred to improve and enhance existing software are charged to expense as incurred. In the third quarter of 1998, the Company capitalized $367,000 of development costs relating to upcoming product releases. For the nine month period ended September 30, 1998, $701,000 of development costs were capitalized. In the three month and nine month periods ended September 30, 1997, the Company capitalized $755,000 and $3,090,000, respectively, of development costs related to the development of its next generation product, Fourth Shift OBJECTS Enterprise Software-TM-.

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

     As of September 30, 1998, Fourth Shift is not marketing the Fourth Shift OBJECTS Enterprise Software-TM-. As such, the remaining capitalized asset will be amortized as the underlying technology is incorporated into a product that is available for general release. Upon releasing such a product, the remaining capitalized costs will be amortized straight-line over the lesser of three years or the product's estimated economic life. In the third quarter of 1998 the Company amortized $186,000 of previously capitalized technology with the release of MSS for OBJECTS 6.10.101. In addition, for the third quarter of 1998 the Company wrote-off $206,000 of previously capitalized technology that was no longer aligned with the Company's current product strategy. For the nine month period ended September 30, 1998 the Company amortized $287,000 of previously capitalized technology with the release of MSS for OBJECTS 6.10.101 and wrote-off $458,000 of previously capitalized technology that was no longer aligned with the Company's current product strategy.

4. On July 1, 1998 the Company entered into a four year $12,000,000 commitment with a third-party database supplier whose product is embedded in and distributed with the MSS product. The agreement also includes three three-year renewal options. Payments will be made evenly throughout the 48 months of the contract. The Company does not anticipate this commitment to materially impact historical margin levels.

5.   New Accounting Pronouncements

     In the fourth quarter of 1997 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" and, retroactively, restated the earnings (loss) per share (EPS) for all prior periods. SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the number of weighted average common shares outstanding. Diluted EPS reflects potential dilution from outstanding stock options, using the treasury stock method. The dilutive effect of the stock options was 213,000 shares for third quarter 1998 and 96,000 shares for the nine month period ended September 30, 1998. There was no dilutive effect from the stock options for the three month and nine month periods ended September 30, 1997 as the options were anti-dilutive.

     Effective January 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting in the financial statements the non-income components of all nonowner changes in equity. Other comprehensive losses were $38,000 and $63,000 for the nine months ended September 30, 1998 and 1997, respectively. These amounts result from translation losses from the Company's foreign operations. Other comprehensive losses are reclassified on a cumulative basis from accumulated deficit in the attached Consolidated Balance Sheets.

     The Company has adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition," effective January 1998. This statement provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The implementation of SOP 97-2 did not have a material impact on the Company's financial condition or results of operations.

     The Financial Accounting Standards Board has released SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company is currently analyzing the impact SFAS No. 131 will have on the disclosures in its financial statements.

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

RESULTS OF OPERATIONS

     NET INCOME. The Company recorded net income of $707,000 or $.07 per share for the quarter ended September 30, 1998, compared to net income of $861,000 or $.09 per share for the quarter ended September 30, 1997. For the nine month period ended September 30, 1998, the Company recorded net income of $875,000 or $.09 per share compared to a net loss of $374,000 or $.04 per share for the same period ended September 30, 1997.

     INCOME FROM CONTINUING OPERATIONS. The Company recorded income from continuing operations of $657,000 or $.06 per share for the quarter ended September 30, 1998, compared to a loss from continuing operations of $394,000 or $.04 per share for the quarter ended September 30, 1997. For the nine month period ended September 30, 1998, the Company recorded income from continuing operations of $691,000 or $.07 per share compared to a loss from continuing operations of $2,035,000 or $.21 per share for the same period ended September 30, 1997.

     GAIN FROM DISCONTINUED OPERATIONS. The Company recorded gains from discontinued operations of $50,000 or $.01 per share for the quarter ended September 30, 1998, compared to $1,255,000 or $.13 per share for the quarter ended September 30, 1997. For the nine month period ended September 30, 1998, the Company recorded gains from discontinued operations of $184,000 or $.02 per share compared to $1,661,000 or $.17 per share for the same period ended September 30, 1997.

     TOTAL REVENUE increased 29% to $17,278,000 during the quarter ended September 30, 1998 from $13,433,000 during the comparable period in 1997. For the nine month period ended September 30, 1998, total revenue increased 32% to $49,036,000 from $37,114,000 during the comparable period in 1997, as outlined below.

     SOFTWARE LICENSE REVENUE are fees paid by customers for the right to use the Company's software systems. Software license revenue for the quarter ended September 30, 1998 increased 15% to $6,757,000 from $5,900,000 during the same quarter in 1997. Software license revenue for the nine month period ended September 30, 1998 increased 25% to $19,151,000 from $15,282,000 during the same period in 1997. At the regional level, the Americas and Europe posted third quarter increases of 12% and 63%, respectively over the comparable period in
1997.   These third quarter increases were partially offset by a decline in Asia software revenue of 13% from the same quarter in 1997.

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

     SERVICE REVENUE includes customer support fees, training, consulting, installation and project management. Service revenue for the quarter ended September 30, 1998 increased 43% to $9,677,000 from $6,753,000 during the same quarter in 1997. For the nine month period ended September 30, 1998, service revenue increased 36% to $27,007,000 from $19,803,000 during the same period in 1997. Service revenue showed strong growth due to license revenue growth beginning in the third quarter of 1997 that has continued through the first half of 1998. A major portion of professional services are purchased in the three to nine months following the licensing of the software. In addition, service revenue continues to benefit from the Company's ongoing efforts to expand, standardize and promote its professional services offerings.

     THIRD-PARTY SOFTWARE AND OTHER REVENUE is derived from the resale of third-party software licenses (complementary applications). These complementary applications have been integrated to function with the MSS software and extend the functionality of MSS. Third-party software and other revenue increased 8% to $844,000 in the third quarter of 1998 from $780,000 during the same quarter in 1997. For the nine month period ended September 30, 1998, third-party software and other revenue increased 42% to $2,878,000 from $2,029,000 during the same period in 1997. This increase is primarily attributable to the increase in MSS software license revenue, as a significant portion of third-party software is licensed in conjunction with the MSS product. Additional revenues were also generated though the introduction of certain complementary applications that were added to the product line.

     COST OF LICENSES increased to $1,078,000 in the third quarter of 1998 from $708,000 in the same period of 1997. For the nine month period ended September 30, 1998, cost of licenses increased to $3,518,000 from $1,926,000 the same period in 1997. As a percentage of license revenue, cost of licenses was 18% in the nine month period ended September 30, 1998 compared to 13% for the prior year comparable period. The increase in the cost of licenses as a percentage of license revenue is primarily due to one-time royalty costs paid to third-party software suppliers whose products are embedded in and distributed with the MSS product. A portion of the increased cost of licenses relates to $350,000 of database software inventory expensed in the second quarter of 1998 in conjunction with the execution of a long-term contract with the supplier.

     COST OF SERVICES increased to $4,554,000 or 47% of services revenue for the three months ended September 30, 1998 from $3,300,000 or 49% of services revenue for the same period of 1997. For the nine month period ended September 30, 1998, cost of services as a percent of service revenue was 48%, compared to 49% in the same period in 1997.

     COST OF THIRD-PARTY SOFTWARE AND OTHER increased to $703,000 for the third quarter of 1998 from $587,000 in the third quarter of 1997. For the nine month period ended September 30, 1998, cost of third-party software and other increased to $2,192,000 from $1,476,000 for the same period of 1997. As a percentage of third-party software and other revenue, cost of third-party software and other was 83% for the quarter ended September 30, 1998 compared to 76% during the same quarter in 1997. For the nine month period ended September 30, the cost of third-party software and other as a percent of the cost of third-party software and other revenue was 76% in 1998 compared to 73% for the same period of 1997. The increase in cost of third-party software and other as a percentage of third-party software and other revenue is due to improved integration processes for both new and existing third-party products, as well as product mix.

     SELLING, GENERAL AND ADMINISTRATIVE expense was $7,958,000 or 46% of total revenue for the three month period ended September 30, 1998, from $6,635,000 or 49% of total revenue for the same period of 1997. Selling, general and administrative expense for the nine month period ended September 30, 1998 was $22,988,000 or 47% of total revenue from $19,355,000 or 52% of total revenue for the same period of 1997. The increase in terms of absolute dollars reflects the increased size of the Company resulting from second half 1997 growth and market penetration. The decrease as a percent of revenue reflects the focused efforts of management to control expenses as revenues increase.

     PRODUCT DEVELOPMENT expense for the three months ended September 30, 1998 decreased to $1,967,000 from $2,422,000 for the three months ended September 30, 1997. As a percentage of total revenue, product development declined to 11% from 18% during the same period in 1997. For the nine month period ended September 30, 1998, product development expense decreased to $5,662,000 or 12% of total revenue, from $6,480,000 or 17% of total revenue for the comparable period of 1997.

     Further, for the nine month period ended September 30, 1998 the Company capitalized $701,000 of development costs relating to future releases of MSS for OBJECTS. In the nine month period ended September 30, 1997 the Company capitalized $3,090,000 of development costs for the Company's object-oriented, communications-centric technology (OBJECTS).

     The $3,207,000 reduction in product development spending for the nine month period ended September 30 resulted from the execution of a product development restructuring plan that was implemented in the fourth quarter of 1997. The restructuring plan merged two development operations into one and resulted in staff and contractor reductions and allowed the Company to close the development office in San Jose. The implementation of this plan has reduced the product development costs in absolute dollars and as a percentage of revenue.

     In addition, for the nine month period ended September 30, 1998 the Company amortized $287,000 of previously capitalized technology with the release of MSS for OBJECTS 6.10.101 and wrote-off $458,000 of previously capitalized technology that was no longer aligned with the Company's current product strategy.

     PROVISION FOR INCOME TAXES. The provision for income taxes for the nine months ended September 30, 1998 and 1997 was comprised of U.S. federal, state, and foreign income taxes. The Company's U.S. federal taxes are limited to alternative minimum taxes due to utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1998, the Company's cash and cash equivalents increased $2,433,000 to $8,191,000.

     The Company generated $6,046,000 of cash from operating activities during the nine month period ended September 30, 1998 compared to a consumption of $961,000 in the same period of 1997. The $7,007,000 improvement in operating cash from 1997 was primarily attributable to increases in net income and deferred revenue. Deferred revenue increased due to increased service revenues. The Company defers revenue for consulting services to be recognized as the services are delivered and for customer support payments which are recognized as income over the period of the support services. Customer support payments were also augmented in the first quarter by offering a discount for customers who prepaid two years of support services. This cash provided by operating activities was partially offset by paying down seasonally high accounts payable resulting in the use of $2,643,000 of cash.

     Investing activities used $117,000 of cash for the nine months ended September 30, 1998. The primary sources of cash were $780,000 of royalty payments received in connection with the sale of JIT and $250,000 of cash released from restrictions. This was offset by $701,000 of capitalized development and purchases of furniture, fixtures and equipment of $446,000. The Company's purchases of furniture, fixtures, and equipment for the comparable period in 1997 was $832,000. The sharp decline is a direct result of the restructuring plan initiated in December 1997 that reduced headcount in the development area.

     Financing activities used $3,496,000 of cash during the nine months ended September 30, 1998. The primary use of cash was the repayment of the $2,000,000 line of credit. The company also used $1,632,000 of cash for financing activities for principal payments of long-term lease obligations and the early settlement of a certain equipment debt facility.

     On July 1, 1998 the Company entered into a four year $12,000,000 commitment with a third-party database supplier whose product is embedded in and distributed with the MSS product. The agreement also includes three three-year renewal options. Payments will be made evenly throughout the 48 months of the contract. The Company does not anticipate this commitment to materially impact historical margin levels. In January 1999 the Company will be moving its corporate headquarters to a new leased facility. The Company anticipates leasing the majority of the capital assets associated with the move and does not anticipate a material impact on the Company's financial condition or results of operations. The Company does not have any other material scheduled commitments for capital expenditures.

     The Company believes that the $8,191,000 of cash and cash equivalents on hand at September 30, 1998, and anticipated cash flows from operations will be sufficient to fund operating cash needs over the next twelve months. If the above sources of cash are not sufficient to fund operations, the Company may also borrow against its $5,000,000 line of credit.

YEAR 2000 COMPLIANCE

     The Company began addressing year 2000 issues in April of 1997. The Company utilizes both information technology ("IT") and non-IT systems and assets throughout its worldwide operations.

     The Company has three main IT systems that are year 2000 compliant. The main system is the Fourth Shift MSS for OBJECTS Software System. This product is owned and developed by Fourth Shift and is the product the Company sells and uses internally to run its business. The Company performed a complete review of the system for year 2000 compliance in early 1998. Nine areas of concern were discovered. These have been corrected and the software has been certified by the Information Technology Association of America that the Fourth Shift organization meets the information technology industry's best software development practices for addressing the Year 2000 issue.
There has been no material financial impact for the cost of corrections as these were addressed in the normal course of development of the product. The Company's Payroll and Human Resource systems were updated in the third quarter of 1998 and are currently year 2000 compliant. The cost associated with this effort has been immaterial and did not adversely impact the Company's operating results. In addition, the Company's Customer Support Center's system is a third-party product that is year 2000 compliant. All other third-party IT systems sold by the Company and used in its internal operations are year 2000 compliant or have committed to be year 2000 compliant by January 1, 1999.

     The Company has assessed the year 2000 impact on its non-IT systems. In January of 1999, the Company will conduct testing of its non-IT systems in conjunction with the relocation of its corporate headquarters.

     The Company is in the process of assessing the impact of non-compliant vendors. To date the Company has not identified any suppliers who will not be year 2000 compliant.

     While the Company has exercised its best efforts to identify and remedy any potential year 2000 issues, the primary remedy of the Company's contingency plan is to use alternative vendors. Although the Company does not anticipate a material impact on the Company's financial condition or results of operations, it is uncertain as to the extent the Company may be affected by such matters.

                            PART II - OTHER INFORMATION

ITEM 5. - OTHER INFORMATION

          On October 20, 1998, the Board of Directors amended the Company's Bylaws to include provisions governing the introduction of proposals and nomination of persons for election as a director of the Company. As amended the Bylaws provide that any shareholder desiring to introduce a proposal or to nominate a person for director at a regular meeting of the shareholders must (i) have been a shareholder of record at the time of giving of notice as provided for in the bylaws, (ii) be entitled to vote at the meeting and (iii) have given prior notice of the matter, which must otherwise be a proper matter for shareholder action, in the manner provided for in the Bylaws. The amended Bylaws also provide that, if a shareholder desires to introduce a proposal or to nominate a person for director at a regular meeting of the shareholders, written notice of such business must be received by the Company not less than 120 days before the date that is one year after the date of the Company's proxy statement for the prior year's regular meeting. If the Company does not receive timely notice, the business may be excluded from consideration at the meeting. This advance notice provision supersedes the statutory notice period in revised Rule 14a-4(c)(1) of the federal proxy rules which addresses the discretionary proxy voting authority of the Board of Directors in connection with such shareholder business. The foregoing description of the amended Bylaws is qualified in its entirety by reference to the full text of the Company's Bylaws, as amended, filed as Exhibit 3.1 hereto and incorporated by reference herein.

          Based on the Bylaws, as amended, if a shareholder desires to make a proposal or nominate a person for election as a director at the 1999 Annual Meeting of Shareholders (and such business is not the subject of a shareholder proposal timely submitted for inclusion in the proxy statement), written notice of such business containing the information required under the Company's Bylaws must be received by the Company at its principal executive office on or before December 2, 1998.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits

          Exhibit 10.1*       Agreement with Micro Data Base Systems, Inc.
                              dated July 1, 1998
          Exhibit 3.2         Bylaws, as Amended October 20, 1998
          Exhibit 27          Financial Data Schedule Worksheet

     (b) Reports on Form 8-K
          No reports on Form 8-K were filed during the nine months ended September 30, 1998.

* Subject to a request for confidentiality.

                                     SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Fourth Shift Corporation


November 13, 1998
                                   /s/ DAVID G. LATZKE
                                  ------------------------------------------
                                  David G. Latzke
                                  Vice President and Chief Financial Officer
                                  (principal financial officer)