Form 10-K
period 1998-12-31
FOURTH SHIFT CORP
filed 1999-03-31
CIK 905724

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the Fiscal Year Ended December 31, 1998

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

                                    Suite 800
                             Two Meridian Crossings
                          Minneapolis, Minnesota 55423
                     (Address of principal executive office)
                                 (612) 851-1500
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

As of February 28, 1999, the aggregate market value of the registrant's Common Stock, $.01 par value, held by nonaffiliates of the registrant was $50,123,498 (based on the closing sale price of common stock as of February 28, 1999 as quoted on the Nasdaq National Market).

As of February 28, 1999, there were 10,293,777 shares of the registrant's Common Stock, $.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The responses to items 10, 11, 12 and 13 herein are incorporated by reference to certain information in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 4, 1999.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

Fourth Shift Corporation (the "Company") develops and markets client/server-based application software for industrial planning and management processes. The Company's principal product, the Fourth Shift-Registered Trademark- Manufacturing Software System for OBJECTS ("MSS"), is a family of integrated manufacturing and financial management applications for intermediate-sized sites of manufacturing and distribution enterprises. The MSS system operates in a Windows NT and Novell open computing environment. Founded in 1982, the Company reincorporated in Minnesota in 1984. In 1985, the Company introduced the first modules of the MSS product line.

The period from 1994 through 1998 was a period of steady growth for the Company. The Company both expanded the range of services it offers with the MSS product line and the geography it covers. In 1994, the Company worked to expand sales both domestically and internationally, instituted new service programs, introduced CD-Rom based training aids, and introduced a release that combined the domestic and international versions of the MSS product into a single version with increased functionality. Total revenue continued to expand during 1995, as the breadth of the MSS product line continued to expand and the Company's sales continued to grow internationally in Asia and the Pacific Rim. The Company introduced a graphical user interface providing Windows operability and released a version of MSS for the Windows NT operating system in 1995, together with new modules designed to provide sales order processing and cash management functions.

During this period, the Company's operations were impacted by the December 1992 acquisition of Just In Time Enterprise Resources ("JIT"). JIT is an ERP system for the aerospace industry that functioned in the UNIX/Oracle environment. The Company devoted substantial resources, including proceeds from its initial public offering, to improve the JIT code and instituting sales and development procedures designed to improve the profitability of the product line. Because of the drain on Company resources, the JIT product line was sold in 1995. The JIT operations are included in the Company's financial statements as discontinued operations.

In 1996, the Company experienced another year of growth, both internationally and domestically. This was accomplished through sales and marketing expansion, new product offerings and continued expansion of its international operations.

Total revenue expanded at a slower rate than the historical average during 1997. The revenue growth in North America and Europe was offset by decreased revenue in Asia. The growth was achieved through sales and marketing expansion and increased product and service offerings. New MSS product offerings included the development of an enhanced graphical user interface, an engineering module, a screen customizer module, and an enlarged database. Revenues in Asia decreased primarily as a result of economic problems, particularly in the last half of the year.

The Company's 1997 operations were also impacted by the development of the Fourth Shift Objects technology ("OBJECTS"). Starting mid-1995, the Company devoted substantial resources to the development of OBJECTS. The Company completed a working model and introduced the first modules of this system in 1997, however absent the broad functionality of the established MSS product, OBJECTS did not meet market expectations. As part of a restructuring plan announced in December 1997, the Company reevaluated its OBJECTS development activities and product strategy. As a result, the development operations of MSS and OBJECTS were combined in 1998 reducing product development costs absolutely and as a percentage of revenue.

In 1998, the Company returned to profitability by generating more than $3,250,000 in operating income with total revenue growth of 30%. North America and Europe revenue grew due to improved sales strategies, increased sales headcount and expanded product and service offerings. Asia revenue decreased slightly from 1997 to 1998. The decline is primarily attributable to economic problems in Asia that have softened the demand for enterprise software solutions.

The Company introduced eight new releases of MSS in 1998, as well as support for Microsoft SQL Server, which will open new markets for the Company. Additionally, customers trading with European Union countries were capable of accommodating the new currency rules due to the Company's products being Euro-ready.

PRODUCTS - MSS FOR OBJECTS

The Company's principal product, the Fourth Shift-Registered Trademark-Manufacturing Software System for OBJECTS ("MSS"), provides client/server computing in the Windows/Windows NT/NetWare open system environments and an integrated approach to the industrial planning and control processes known as MRP II. A customer can combine any number of software modules within this product line to provide on-line access to real-time information for MRP, bills of material, capacity requirements planning, master production scheduling and financial management. Information is communicated consistently among the various functional modules of MSS through a common database, facilitating the automatic updating of common information used by all applications. Using this system, a customer can manage inventory to significantly reduce carrying costs, manage material ordering to limit manufacturing shortages, manage manufacturing to reduce finished goods surpluses or shortages, immediately access information necessary to communicate customer order scheduling on-line, monitor overall manufacturing and problem areas to maximize efficiency and quickly produce financial reports that are consistent with manufacturing records.

MSS is a family of more than 40 integrated manufacturing, accounting, sales and information management applications and third party products designed to support decision-making in an industrial company. MSS is designed for and primarily licensed to intermediate-sized manufacturing and distribution companies and remote sites of larger companies, that are in need of a broadly functional but easily implemented, off-the-shelf application system for up to and beyond 100 concurrent users. MSS is distributed with a shrink-wrap license in standardized modules with extensive documentation and training aids. MSS is modular, so users can begin with fundamental applications and add more specialized functionality as their requirements evolve and grow.

The Company believes that the following features of MSS allow it to compete successfully with other LAN-based products: (i) MSS is an integrated and flexible system designed to allow fast, multi-user access to data; (ii) MSS includes over 40 integrated application modules and third party products that have been refined to provide broad, deep functionality in ERP applications, including international features such as multiple currency and language translation capabilities; (iii) MSS applications generally require fewer keystrokes and screens per task than comparable products; (iv) MSS can be rapidly and easily implemented through a standardized process using extensive training aids, both interactive CD-ROM and classroom; (v) MSS is easy to use and offers seamless integration with off-the-shelf word processing, electronic mail, spreadsheet and other applications, (vi) MSS is offered with a comprehensive support program with local, national and international support organizations, (vii) MSS supports multiple currencies and is available in most major languages, and (viii) MSS is designed to encourage business process reengineering and efficiency in its customers' manufacturing processes.

MSS also provides a means to interface MSS with third-party applications through the MSS connectivity modules. The Company licenses a number of third-party software products that have been designed to operate with MSS.

The following is a list of current MSS product line offerings:

MANUFACTURING MODULES                     FINANCIAL MODULES                        THIRD-PARTY PRODUCTS
---------------------                     -----------------                        --------------------
Inventory Management                      Financial Management                     Data Net, data collection system
    -Inventory Control                         -Accounts Payable                   VisiBar, collection system
    -Shipping                                  -Accounts Receivable &              Integrated EDI System
    -Lot Trace/Serialization                    Invoicing                          Advanced Planning (APS)
Manufacturing Operations                       -General Ledger                     Rules-Based Configurator
    -Manufacturing Order Management       Payroll Connection                       Cash Collection & Management
    -Repetitive Manufacturing             General Ledger Restructuring Package     Cycle Counting/Inventory
Product Definition                        Multi-Currency Management                   Management
    -Bill of Material                     Cash Management                          Manufacturing Variance Analysis
    -Product Costing                                                               Message Analysis & Reporting
Planning and Scheduling                   SYSTEM-WIDE MODULES                      Formula Management
    -Materials Requirements Planning      -------------------                      Remote Communications
Vendor Operations                         System Administration                    Customer Relationship Management
    -Purchasing                                -Configuration                        (CRM)
    -Approved Vendor Sourcing                  -System Control                     Paperless Document Management
Custom Products Manufacturing                  -CIM Data Import                    Electronic Business Forms
Co-Products Manufacturing                      -CIM Data Export                    Automated Timekeeping
Material Management/Analysis                   -Management Reports                 Quote Management
Operations Performance                         -Framework for Windows              Engineering Change Order
Shop Floor Tracking and Reporting         Executive Information System(EIS)           Management
Engineering Module                        CIM Customizer                           Forecast Management System
                                          Screen Customizer                        ISO9000 Implementation System
SALES ACTIVITY MODULES                                                             Bill of Material Analysis
----------------------                                                             Store Front Cash Collections System
Customer Operations
    -Order Entry
    -Advanced Price Book
Sales Analysis
Rules Based Pricing
Sales Order Processing


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

The function of these modules can be further enhanced for use in specific manufacturing environments with the Shop Floor Tracking and Reporting Module, the Co-Products Manufacturing Module and the Custom Products Module. In addition, the Vendor Operations Module helps buyers manage vendor relationships and the Material Management/Analysis Module allows for simulations and engineering-change control. The Engineering Module permits engineering information to be integrated with bill of material information.

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

The SYSTEM-WIDE MODULES extend and enhance the manufacturing, sales activity and financial modules. The System Administration Module is used to tailor the MSS modules to each customer's needs, and contains key features such as audit trails, multi-language support, VAT tax, system-wide security and Novell or Windows NT support. The System Administration Module also provides CIM connectivity to either commercial or user-developed third-party applications. Open Database Connectivity (ODBC) is also provided under the System Administration Module: this provides access to the MSS database via ODBC enabled applications, i.e., MICROSOFT CORPORATION'S OFFICE SUITE OF PRODUCTS. Additional system-wide modules such as Executive Information Systems (EIS), CIM Customizer, and Screen Customizer complement the System Administration Module by providing broader functionality. The EIS Module provides decision-makers a key performance measurement tool that displays a quick overview of the state of the entire business. The CIM Customizer Module allows the user to extend the MSS applications by embedding other application software into the processing flow of the MSS system. The Screen Customizer permits the customers to configure certain screens to fit their business application.

The typical customer licenses between $50,000 and $90,000 of MSS software. MSS license revenue totaled $26,284,000 for the year ended December 31, 1998 or approximately 39% of the overall revenue of the Company.

THIRD-PARTY PRODUCTS. The Company also licenses, implements and supports third-party software and hardware products, which are integrated to function with the MSS software. These products extend the functionality of Fourth Shift's software and provide a broader solution to Fourth Shift clients. At December 31, 1998, the Company had 14 agreements with various third-party software and hardware vendors to license third-party products. Third-party products revenue totaled $3,957,000 during the year ended December 31, 1998.

SERVICES

The Company offers a broad range of services for its MSS product line, including a comprehensive customer support program, implementation consulting, network-related technical consulting, custom software development and extensive training programs. Such services constituted 56%, 52% and 48% of the Company's revenue from continuing operations during 1998, 1997 and 1996, respectively.

CUSTOMER SUPPORT PROGRAM. The Company offers a standardized customer support program ("CSP") for MSS. CSP is a comprehensive, fee-based program designed to help customers obtain the maximum benefit from their business management software. CSP subscribers pay an annual fee of 15-18% of the current list price of the modules licensed. Approximately 75% of the currently active users of MSS products subscribe to CSP. The Company believes CSP is a stable and reliable source of revenue, which the Company intends to continue to emphasize to its new and existing customer base.

Included among the materials and services furnished through CSP are new product releases, telephone technical and application support, a software tool kit, an electronic bulletin board, and newsletter and application notes. Updated and enhanced versions of the Company's software products are provided to CSP subscribers as part of the annual subscription fee. Telephone support calls are handled by manufacturing, financial and technical experts located in Fourth Shift offices in the United States, Mexico, United Kingdom, People's Republic of China, and Singapore. Additionally, certain distributors handle support calls in Eastern Europe and the Middle East.

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

MARKETS

The Company targets the Tier 3 manufacturing market (Tier 3 is manufacturing companies with revenues less than $150 million). MSS is licensed primarily to mid-sized manufacturing companies, or business units of larger manufacturing companies, that generate more than $5 million of revenue annually and require up to approximately 100 concurrent users. In addition, MSS is licensed to manufacturing sites of Fortune 500 companies. MSS is used by discrete manufacturers (which assemble or machine parts into finished products) and by process manufacturers (which mix, separate and otherwise combine or control ingredients to create finished products). It has broad application and use in the computer and electronics, machinery, consumer goods, automotive and fabricated products industries.

SALES AND MARKETING

The Company distributes its products and services through a direct sales force and value-added resellers in major markets, and through sales agents in secondary markets. The Company maintains regional sales offices located in San Diego, Los Angeles, and San Ramon, California; Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; Cleveland, Ohio; Dallas, Texas; Philadelphia, Pennsylvania; and Phoenix, Arizona; in addition to its headquarters located in Minneapolis, Minnesota. The Company sells directly through wholly owned subsidiaries in the United Kingdom, Mexico, the People's Republic of China, South Africa, Malaysia, and Singapore, and through distributors in the Americas, Europe, Africa, the Middle-East, and Asia. During 1998, approximately 93% of the Company's software license revenue was generated through direct sales personnel and 7% was generated through resellers and agents. Approximately 73% of software license revenue was generated in North America and 27% was generated abroad (see Note 11 to the Consolidated Financial Statements).

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

PRODUCT DEVELOPMENT

Historically, the Company has invested heavily in research and development. During the years ended December 31, 1998, 1997 and 1996, the Company recorded research and development expenses from continuing operations of $7,571,000, $9,271,000 and $8,674,000, respectively. In addition, the Company capitalized $1,023,000 and $3,819,000 in 1998 and 1997, respectively, of development costs related to the development of MSS for OBJECTS functionality and related modules that had reached technological feasibility. The Company begins amortization of previously capitalized costs upon general distribution of the product and uses a three-year economic life of the framework and modules. Amortization expense totaled $625,000 and $720,000 in 1998 and 1997, respectively.

In December 1997, the Company evaluated its cost structure and the future marketability of its products and wrote off $1,630,000 of previously capitalized development costs as a result in the change in product strategy. This write off is included in the 1997 restructuring charge totaling $2,566,000. In 1998, the Company wrote off $458,000 of previously capitalized technology that was no longer aligned with the Company's product strategy.

In 1997, in addition to investing significant resources in the development of OBJECTS, the Company continued to develop and enhance its MSS Product. New modules, an expanded database, and additional third party product offerings were added.

In 1998, the Company's product strategy was focused on providing solutions for the Company's primary customer base. Future releases will incorporate much of the OBJECTS technology including support for both Micro Data Base Systems Inc. (MDBS) and Microsoft SQL Server databases, and multi-company, multi-plant application functionality. Releases in 1998 provided an Internet ready application software release targeted for small to mid-size manufacturers.

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

MSS currently competes primarily in the market for PC-based ERP software. The Company's primary competitors in this market include Lilly Software Associates, Made2Manage Systems, Inc., Micro MRP, Inc., Macola, Inc., Symix Systems, Inc., Platinum Software, and QAD, Inc. In addition, there are a number of smaller, regional companies that produce MRP II software for PCs. The Company believes that purchases in this market are based primarily on hardware platform and operating system (DOS/Windows/Windows NT/NetWare for LANs versus UNIX systems), functionality, ease of implementation, application integration and industry reviews. The Company believes that the MSS product line competes favorably in the portion of this market intended for DOS/Windows/Windows NT/NetWare operating systems and LANs.

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

EMPLOYEES

As of December 31, 1998, the Company had 476 full-time employees, including 154 in sales and marketing, 86 in software programming and documentation, 173 in customer support services and 64 in finance and administration. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

In 1998, the Company's corporate headquarters were located in Minneapolis, Minnesota, in a leased facility consisting of roughly 58,000 square feet, occupied under a lease which expired December 31, 1998. In conjunction with the expiration of the lease, the Company relocated its corporate headquarters in January 1999. A 10-year lease was signed for a new facility in Minneapolis that consists of approximately 57,000 square feet. The Company also leases 15,400 square feet, approximately 8,700 square feet of which is subleased to a third-party, of space for a second principal office in San Ramon, California pursuant to leases expiring in August 1999. In conjunction with the December 1997 restructuring plan, the Company's San Jose office, which encompasses 4,561 square feet, has been vacated and the Company has subleased to a third-party. (See Note 4 of Notes to Consolidated Financial Statements for information on the Company's restructuring plan). The Company leases additional facilities for domestic operations in San Diego and Los Angeles, California; Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; Cleveland, Ohio; Dallas, Texas; Philadelphia, Pennsylvania; Nashua, New Hampshire; and Phoenix, Arizona. The Company also leases facilities and offices for its international operations in London, Paris, Mexico City, Johannesburg, Port Elizabeth, Malaysia, Tokyo, Taiwan, Singapore and in Beijing, Tianjin, Guangzhou, Quing Dao, Nanjing, and Shanghai of the People's Republic of China. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed to accommodate expansion of corporate operations and for additional sales offices. See Note 8 of Notes to Consolidated Financial Statements for information regarding the Company's lease obligations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

EXECUTIVE OFFICERS

Marion Melvin Stuckey, age 60, is the founder of the Company and has been the Chief Executive Officer and Chairman of the Company since 1982. Prior to forming the Company, Mr. Stuckey was an executive officer of Control Data Corporation ("CDC"), a multinational computer hardware, peripherals and services company, from 1975 to 1982. Prior to that Mr. Stuckey served in various sales, marketing and management positions at IBM from 1960 to 1975.

Jimmie H. Caldwell, age 59, has been President, Chief Operating Officer and a Director of the Company since 1984. Prior to that time, Mr. Caldwell served in various positions at CDC from 1964 to 1984 and held the position of Vice President of Operations for CDC's Peripheral Products Company when he left to join the Company.

David G. Latzke, age 39, has been Vice President and Chief Financial Officer since April 1994. Mr. Latzke joined the Company as director of special projects in April 1993. From 1982 until April 1993, Mr. Latzke was a manager with the Audit and Business Advisory Division of Arthur Andersen LLP.

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

                                        HIGH           LOW
                                        ----           ---
     FISCAL 1997:
               First Quarter            6 1/8         3 5/8
               Second Quarter           5             2 3/4
               Third Quarter            5 3/4         4
               Fourth Quarter           4 5/8         2 5/8
     FISCAL 1998:
               First Quarter            3 1/8         2 1/4
               Second Quarter           4 9/16        2 1/2
               Third Quarter            5 9/16        3 1/8
               Fourth Quarter           4 3/4         2 7/16


As of December 31, 1998, there were 249 shareholders of record and, based on the best available information, approximately 2,194 beneficial holders of the Company's Common Stock. The Company has never paid cash dividends on its Common Stock and currently intends to retain earnings for use in operations.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Consolidated Financial Data
(In Thousands, Except Per Share Data)
STATEMENT OF OPERATIONS DATA-                                   1998         1997         1996         1995         1994
                                                             ----------   ---------   -----------  -----------   ----------
REVENUE:
   Software license                                          $ 26,284     $ 21,883     $ 22,947     $ 17,128     $ 13,956
   Service                                                     37,963       27,137       23,822       18,097       13,937
   Third-party software and other                               3,957        3,298        2,541        1,999        2,183
                                                             ----------   ---------   -----------  -----------   ----------
               Total revenue                                   68,204       52,318       49,310       37,224       30,076
                                                             ----------   ---------   -----------  -----------   ----------
OPERATING EXPENSES:
   Cost of licenses                                             4,577        2,767        2,601        1,708        1,455
   Cost of services                                            18,274       13,209       11,747        8,868        6,356
   Cost of third-party software and other                       3,021        2,341        2,008        1,386        1,853
   Selling, general and administrative                         31,508       27,505       23,046       18,720       15,394
   Product development                                          7,571        9,271        8,674        5,732        2,817
   Restructuring charge                                             -        2,566            -          149            -
                                                             ----------   ---------   -----------  -----------   ----------
               Total operating expenses                        64,951       57,659       48,076       36,563       27,875
                                                             ----------   ---------   -----------  -----------   ----------
               Operating profit (loss)                          3,253       (5,341)       1,234          661        2,201

Other income (expense), net                                      (545)        (432)         (36)        (158)         213
                                                             ----------   ---------   -----------  -----------   ----------
     Income (loss) from continuing operations before            2,708       (5,773)       1,198          503        2,414
        provision for income taxes

Provision for income taxes                                        465          328          189          298          159
                                                             ----------   ---------   -----------  -----------   ----------
Income (loss) from continuing operations                        2,243       (6,101)       1,009          205        2,255
                                                             ----------   ---------   -----------  -----------   ----------
Discontinued operations:
   Loss from discontinued operations                                -            -            -       (7,642)      (4,977)
   Net gain on sale of discontinued operations                    281        2,311          761        2,037            -
                                                             ----------   ---------   -----------  -----------   ----------
               Total discontinued operations                      281        2,311          761       (5,605)      (4,977)
                                                             ----------   ---------   -----------  -----------   ----------
Net income (loss)                                            $  2,524     $ (3,790)    $  1,770     $ (5,400)    $ (2,722)
                                                             ----------   ---------   -----------  -----------   ----------
                                                             ----------   ---------   -----------  -----------   ----------
Basic income (loss) per common share (1):
   Continuing operations                                     $    .22     $   (.63)    $    .11     $    .02     $    .24
   Discontinued operations                                        .03          .24          .08         (.60)        (.54)
                                                             ----------   ---------   -----------  -----------   ----------
               Basic income (loss) per share                 $    .25     $   (.39)    $    .19     $  (0.58)    $  (0.30)
                                                             ----------   ---------   -----------  -----------   ----------
                                                             ----------   ---------   -----------  -----------   ----------
Diluted income (loss) per common share (1):
   Continuing operations                                     $    .22     $   (.63)    $    .10     $    .02     $    .24
   Discontinued operations                                        .03          .24          .08         (.59)        (.53)
                                                             ----------   ---------   -----------  -----------   ----------
               Diluted income (loss) per share               $    .25     $   (.39)    $    .18     $   (.57)    $   (.29)
                                                             ----------   ---------   -----------  -----------   ----------
                                                             ----------   ---------   -----------  -----------   ----------
BALANCE SHEET DATA -
   Working capital surplus (deficit)                         $   (364)    $ (4,161)    $    847     $  1,810     $  5,055
   Total assets                                                33,401       31,429       31,172       24,494       23,066
   Long-term obligations                                          835        1,299        2,304          275          269
   Shareholders' equity                                         7,079        4,047        7,087        4,700        9,632


(1) See Note 2 of notes to the Company's consolidated financial statements for an explanation of the determination of shares used in the per common share computation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 Management's Discussion & Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition and should be read in conjunction with the consolidated financial statements and notes thereto.

Cautionary statement for purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. The following Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated sales, marketing and research and development expenditures, growth in revenue, capital requirements and the sufficiency of cash to meet operating expenses. These and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

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

-  The Company's international operations, particularly in Asia;

- The ability of the Company to manage expansion of international distribution channels;

- The dependence of the MSS product line on a third-party database management system; and

- Evolving standards regarding intellectual property protection for software products in general.


SALE OF JUST IN TIME ENTERPRISE SYSTEMS, INC.

In 1995, the Company sold all of the capital stock of Just In Time Enterprise Systems, Inc. (JIT), a wholly owned subsidiary of the Company, along with certain net assets related to the operations of JIT in the United Kingdom, to Interactive Group, Inc. (IGI). The Company deferred recognition of the gain associated with the note received in connection with the sale and recognized the gain associated with this note, as well as additional amounts receivable based on revenues generated from the JIT Enterprise System, as such amounts were collected or are deemed collectible.

In 1996 the Company recognized a gain totaling $761,000 related to cash received in 1996 and January 1997. In 1997 the Company recognized a gain of $2,311,000 relating to cash received in 1997 and January 1998. In 1998 the Company recognized a gain of $281,000 relating to cash received in 1998 and January 1999 (see Note 3). All income taxes related to these transactions have been offset through the utilization of net operating losses previously generated by JIT.

The gain on sales of JIT has been presented as discontinued operations in the Company's consolidated financial statements. Accordingly, the discussion contained herein relates to the continuing operations of the Company, unless otherwise noted.

RESULTS OF OPERATIONS

REVENUE:

Total revenue for the year ended December 31, 1998 increased 30% to $68,204,000 from $52,318,000 in 1997 and increased 6% to $52,318,000 from
$49,310,000 in 1996. The overall growth in total revenue over the three-year period was achieved through increased market penetration in North America and geographic expansion internationally. North American total revenue increased 34% from 1997 to 1998 and 10% from 1996 to 1997. Total revenue from the Company's subsidiary in Asia decreased 3% from 1997 to 1998 and 19% from 1996 to 1997. The decrease in revenue was primarily a result of economic problems in Asia, particularly in the last half of 1997, continuing through 1998. Total revenue from the Company's European subsidiary grew 43% in 1998 and 18% in 1997. The growth was the result of continued market penetration in continental Europe. As a percentage of total revenue, sales outside of North America accounted for 27% in 1998, 29% in 1997 and 32% in 1996.

Software license revenue are fees paid by customers for the right to use the Company's software system. Software license revenue increased 20% to $26,284,000 in 1998 from $21,883,000 in 1997 and decreased 5% to $21,883,000 in 1997 from $22,947,000 in 1996. In North America, license revenues increased 32% from 1997 to 1998, and license revenue in Europe grew by 24%. These increases resulted from increased penetration, an increase in the direct sales force, increased marketing and lead-generating activities and increased acceptance of client-server based manufacturing information systems. As stated above, economic problems in Asia resulted in reduced customer demand, particularly in new system licenses, as fewer new manufacturing enterprises opened, and those in place delayed capital expenditures. The overall decrease in license revenue in 1997 is primarily attributable to reduced license revenues in Asia.

Service revenue includes customer support fees, training, consulting, installation and project management. Service revenue increased 40% to $37,963,000 in 1998 from $27,137,000 in 1997 and increased 14% to $27,137,000 in 1997 from $23,822,000 in 1996. The demand for services and support has increased proportionately with the increase in the installed software license base. In addition, the Company is strengthening its efforts to standardize and promote its consulting and training offerings, as well as developing additional value-added products and services for its customers. The Company believes that services are an important component to the overall product line offering and should grow in a manner consistent with the growth in the installed software license base.

Third-party software and other revenue are derived principally from the resale of third-party software licenses (complementary applications) along with limited hardware sales. These complementary applications have been integrated to function with the MSS software and extend the functionality of MSS for OBJECTS. Third-party software and other revenue increased 20% to $3,957,000 in 1998 from $3,298,000 in 1997 and increased 30% to $3,298,000 in
1997 from $2,541,000 in 1996. The increase in 1998 and 1997 resulted from increased customer demand for broad ERP functionality, both among new customers and in the Company's previously installed base. These increases are also directly related to increases in MSS license revenue, since third-party software is often licensed in conjunction with the licensing of the MSS product.

OPERATING EXPENSES:

Cost of licenses increased to $4,577,000 in 1998 from $2,767,000 in 1997 and $2,601,000 in 1996 and increased as a percentage of total license revenue to 17% in 1998 from 13% in 1997 and 11% in 1996. The increase in the cost of licenses as a percentage of license revenue in 1998 is primarily due to one-time royalty costs paid to third party software suppliers whose products are embedded in and distributed with the MSS product. In addition, a portion of the increased cost of licenses relates to $350,000 of database software inventory expensed in 1998 in connection with the execution of a long-term contract with the supplier. The increase in these costs as a percent of license revenue from 1996 to 1997 is due to increases in royalty costs paid to third-party software suppliers whose products are embedded in and distributed with the MSS product.

Cost of services increased to $18,274,000 in 1998 from $13,209,000 in 1997 and $11,747,000 in 1996 and decreased as a percentage of service revenue to 48% in 1998 from 49% in both 1997 and 1996. Margins were favorably impacted by improved customer support margins due to productivity improvements and high customer support renewal rates. This was partially offset by lower margins in consulting and training services due to pricing pressures.

Cost of third-party software and other expenses as a percentage of third-party software and other revenue was 76% in 1998, 71% in 1997 and 79% in 1996. The increase in 1998 of cost of third-party software and other expenses as a percentage of related revenues is due to headcount increases related to the sale of third party products and the mix of products sold. The decrease from 1996 to 1997 primarily resulted from the mix of products sold.

Selling, general and administrative expense increased to $31,508,000 in 1998 from $27,505,000 in 1997 and $23,046,000 in 1996. As a percentage of total revenue, selling, general and administrative expense was 46% of total revenue in 1998, 53% in 1997 and 47% in 1996. The increase in spending in 1998, 1997 and 1996 is due to the addition of sales and marketing personnel, and related commissions earned, in connection with the Company's expanded market penetration in North America and international markets. The rate of spending as a percent of revenue increased by six percentage points from 1996 to 1997 and decreased seven percentage points from 1997 to 1998. The decrease of selling, general and administrative expenses as a percent of revenue in 1998 reflects the Company's focused efforts to control expenses as revenues grow. The increase in the spending rate from 1996 to 1997 is due primarily to growth in selling and marketing expenses in the second half of 1997. During the second half of 1997, the Company incurred additional costs to reorganize and grow the sales organization, particularly in North America.

Product development expense decreased to $7,571,000 or 11% of total revenue in 1998, compared to $9,271,000 or 18% of total revenue during 1997 and compared to $8,674,000 or 18% of total revenue in 1996. The $1,700,000 reduction in product development from 1997 to 1998 resulted from the execution of a product development restructuring plan to combine some of the OBJECTS technology with the functionality of the current MSS product and to redirect Company development activities. This plan was implemented in the fourth quarter of 1997. The restructuring plan merged two development operations into one, resulting in staff and contractor reductions and allowing the Company to close its development office in San Jose. The implementation of this plan has reduced the 1998 product development costs in absolute dollars and as a percentage of revenue.

In 1998 and 1997, the Company capitalized $1,023,000 and $3,819,000 of development costs respectively. Amortization expense for 1998 and 1997 totaled $625,000 and $720,000, respectively, and is included as a component of product development expense. In 1998, the Company also wrote off $458,000 of previously capitalized technology that was no longer aligned with the Company's current product strategy. In connection with its 1997 restructuring, the Company wrote off $1,630,000 of previously capitalized costs relating to the OBJECTS products, net of accumulated amortization, to restructuring expense (see following discussion).

The increased expense in 1997 over 1996 is a direct result of increased headcount and support resources associated with the development of the Company's object-oriented, communications-centric technology (OBJECTS). The Company also completed several significant user enhancements associated with the MSS product Release 6.0, including enhanced graphical user interface features, an engineering module, a screen customizer module, and an enlarged database.

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

The Company accounts for capitalized development costs and related amortization under Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," capitalization of computer software development costs is to begin upon the establishment of technological feasibility, limited to the net realizable value of the software product, and cease when the software is available for general release to customers.

Restructuring Charge recorded in 1997 is the result of an evaluation of the Company's structure and organization, primarily in the product development area. In December 1997, the Company's development operations were restructured in conjunction with a change in product strategy. Specifically, all North American development activities were combined into a single operation - previously the Company maintained two development groups. The restructuring charge totaled $2,566,000 and included $394,000 of severance costs for employees and contractors, $392,000 to provide for the cost to exit office space that was no longer needed as a result of the staff reductions, and $150,000 of prepaid royalties relating to the OBJECTS product that had no future value. In addition, $1,630,000 of previously capitalized development costs was expensed as a result of the change in product strategy.

The reorganization of the development activities was completed during 1998 and has reduced 1998 product development costs and streamlined product development. As of December 31, 1998, approximately $40,000 of the total restructuring charge remains to be paid in cash.

Other income (expense), net is comprised principally of interest expense on line-of-credit borrowings, equipment loans, and leases, net of interest income.

Provision for income taxes totaled $465,000 in 1998 versus $328,000 in 1997 and $189,000 in 1996. The tax provision for 1998 is comprised of U.S. federal, state and foreign income taxes and is comprised of state and foreign taxes in 1997 and 1996. The Company's U.S. federal taxes are limited to alternative minimum taxes due to utilization of net operating loss carryforwards. The Company has not recognized any benefits related to deferred taxes or net operating loss carryforwards.

OPERATING INCOME:

The Company reported operating income of $3,253,000 for 1998 compared to an operating loss of $5,341,000 for 1997 and operating income of $1,234,000 for 1996. The operating income in 1998 is a result of increased selling and marketing efforts, and the Company's focused efforts to control expenses as revenues grow. In addition, the restructuring in December 1997 has yielded reduced product development costs in 1998. The operating loss in 1997 is a result of the restructuring charge and other increases in operating expenses that were not entirely offset by increased revenue.

The Company has historically experienced higher revenue and gross margin in its fourth quarter compared to the other quarters. The Company attributes this primarily to customers' increased spending at the end of their calendar year budgetary periods. The Company believes this pattern will continue.

FOREIGN CURRENCY EXCHANGE

Approximately 13% of the Company's total revenue in 1998, 16% in 1997 and 14% in 1996, was derived from sales denominated in foreign currencies. These sales were made through certain foreign subsidiaries and were denominated in the subsidiaries' functional currencies. The effect of foreign currency exchange rate fluctuations versus the U.S. Dollar on these revenues is largely offset to the extent expenses of the foreign subsidiary are incurred and paid for in that same currency. None of these foreign operations have significant receivables, obligations or commitments denominated in currencies other than these operations' functional currencies.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by continuing operating activities was $8,509,000 in 1998 compared to $1,775,000 in 1997 and $3,163,000 in 1996. In 1998, the net
income adjusted for discontinued operations and noncash items resulted in a cash source of $5,887,000. Additional cash sources were decreases in accounts receivable and inventory of $188,000 and

$391,000, respectively, and increases in accrued expenses and deferred revenue of $376,000 and $3,195,000, respectively. These sources were offset by an increase in prepaid expenses of $65,000 and a decrease in accounts payable of $1,463,000. The decrease in accounts receivable is a direct result of increased collection efforts. The decrease in inventory resulted from database software inventory expensed in connection with the execution of a long-term contract with the supplier in 1998. The increased accrued expenses results from increased accrued commissions and bonuses associated with the increase in revenues and profits, and costs of third-party software associated with fourth quarter growth. The increase in deferred revenue results from the continued growth of the business and increases in the number of annual customer support contracts.

Cash used for investing activities was $986,000 in 1998 compared to $3,377,000 in 1997 and $5,916,000 in 1996. The decrease from 1996 to 1997 relates primarily to decreased capital spending offset by increased capitalized software development costs. Specifically, 1998 cash used for investing activities includes $1,023,000 of capitalized software development costs and $1,094,000 for purchases of furniture, fixtures and equipment. This is offset by the receipt of $881,000 related to the sale of JIT and a decrease in restricted cash of $250,000.

Cash used in financing activities was $3,178,000 in 1998. In 1997 and 1996, financing activities provided cash flow of $1,445,000 and $1,665,000. The Company's financing activities in 1998 related primarily to repayment of line-of-credit borrowings, capital leases, and equipment financing arrangements. This was offset by the issuance of common stock under employee benefits plans.

As discussed in Note 5 of Notes to Consolidated Financial Statements, the Company had a $5,000,000 line-of-credit agreement with a bank, which expired March 2, 1999. In March 1999 the Company entered into a new line-of-credit agreement with a different bank. Borrowings under this agreement shall not exceed the lesser of $10,000,000 or a percentage of eligible accounts receivable. Borrowings are collateralized by accounts receivable and other assets of the Company and bear interest at the bank's base rate plus 1/2%. The agreement expires March 2002.

On July 1, 1998, the Company entered into a four year $12,000,000 commitment with a third-party database supplier whose product is embedded in and distributed with the MSS product. The agreement also includes three three-year renewal options. Payments will be made monthly. The Company does not anticipate this commitment to materially impact historical margin levels.

In January 1999 the Company moved its corporate headquarters to a new leased facility. The Company leased the majority of the capital assets associated with the move and does not anticipate a material impact on the company's financial condition or results of operations. The Company does not have any material scheduled commitments for capital expenditures during 1999.

The Company believes that the $10,073,000 of cash and cash equivalents on hand at December 31, 1998 together with anticipated cash flows from operations and the Company's available line-of-credit will be sufficient to fund operating cash needs for 1999. Beyond 1999, the Company plans to consistently generate positive cash flows from operations; however, if this does not occur, then the Company may need to seek additional funds through equity or debt financing.

The Company has available net operating loss carryforwards of approximately $14,201,000 and tax credit carryforwards of approximately $2,012,000 at December 31, 1998. The Company has not recognized any of these benefits in the related financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Position (SOP) 97-2, "Software Revenue Recognition," effective January 1998. This statement supersedes SOP 91-1 and provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The implementation of SOP 97-2 did not have a material impact on the Company's financial condition or results of operations.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which established new rules for the reporting and presentation of comprehensive income and its components in a full set of financial statements. The Company's comprehensive income is comprised of net income and foreign currency translation adjustments. The adoption of SFAS No. 130 had no impact on the

Company's net income or total shareholders' equity. Prior to the adoption of SFAS 130, translation adjustments were reported separately in the statement of shareholders' equity. The comprehensive income amounts in the prior fiscal years' financial statements have been reclassified to conform to SFAS 130.

The Financial Accounting Standards Board also has released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company adopted SFAS No. 131 in 1998 and has disclosed this information in the attached Notes to Consolidated Financial Statements.

OTHER

The Company began addressing year 2000 issues in April of 1997. The Company utilizes both information technology ("IT") and non-IT systems and assets throughout its worldwide operations.

The Company has three main IT systems that are year 2000 ready. The main system is the Fourth Shift MSS for OBJECTS Software System. This product is owned and developed by Fourth Shift and is the product the Company sells and uses internally to run its business. The Company performed a complete review of the system for year 2000 readiness in early 1998. Nine areas of concern were discovered. These have been corrected and the process used to test for year 2000 readiness has been certified by the Information Technology Association of America to meet the information technology industry's best software development practices for addressing the year 2000 issue. There has been no material financial impact for the cost of corrections as these were addressed in the normal course of development of the product. The Company's Payroll and Human Resource systems were updated in the third quarter of 1998 and are currently year 2000 ready. The cost associated with this effort has been immaterial and did not adversely impact the Company's operating results. In addition, the Company's Customer Support Center's system is a third-party product that is year 2000 ready. All other third-party IT systems sold by the Company and used in its internal operations are year 2000 ready or have committed to be year 2000 ready by January 1, 1999.

The Company has assessed the year 2000 impact on its non-IT systems and has purchased a software package to use in testing the Company's hardware and equipment. The Company will have tested all hardware by the end of the second quarter of 1999 and will correct any issues in the third quarter of 1999.

The Company is in the process of assessing the impact of non-compliant vendors. To date the Company has not identified any significant suppliers who will not be year 2000 ready.

While the Company has exercised its best efforts to identify and remedy any potential year 2000 issues, the primary remedy of the Company's contingency plan is to use alternative vendors. Although the Company does not anticipate a material impact on the Company's financial condition or results of operations, it is uncertain as to the extent the Company may be affected by such matters.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments. Certain sales made through certain foreign subsidiaries are denominated in the subsidiaries' functional currencies. The effect of foreign currency exchange rate fluctuations versus the U.S. Dollar on these revenues is largely offset to the extent expenses of the foreign subsidiary are incurred and paid for in that same currency. None of these foreign operations have significant receivables, obligations or commitments denominated in currencies other than these operations' functional currencies. The Company does not have any foreign currency swaps or derivatives and is not subject to material foreign currency exchange risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    FOURTH SHIFT CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                As of December 31

                 (In Thousands, Except Share and Per Share Data)

                                                                 1998         1997
                        ASSETS                                 --------      -------
CURRENT ASSETS:
   Cash and cash equivalents                                   $ 10,073      $ 5,758
   Accounts receivable, net                                      13,813       14,001
   Inventories                                                       91          482
   Prepaid expenses                                               1,096        1,031
   Royalty receivable                                                50          650
                                                               --------      -------
      Total current assets                                       25,123       21,922
                                                               --------      -------
FURNITURE, FIXTURES AND EQUIPMENT, at cost:
   Furniture and fixtures                                         2,529        2,644
   Computer equipment                                             8,430        7,553
   Leasehold improvements                                         1,481        1,150
   Assets held under capital lease                                3,312        2,784
   Less- Accumulated depreciation and amortization              (11,168)      (8,628)
                                                               --------      -------
      Net furniture, fixtures and equipment                       4,584        5,503

RESTRICTED CASH                                                     465          715

SOFTWARE DEVELOPMENT COSTS, net                                   3,229        3,289
                                                               --------      -------
      Total assets                                             $ 33,401      $31,429
                                                               --------      -------
                                                               --------      -------


                    FOURTH SHIFT CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                As of December 31

                 (In Thousands, Except Share and Per Share Data)

                                   (Continued)

                                                                 1998         1997
         LIABILITIES AND SHAREHOLDERS' EQUITY                  --------      -------
CURRENT LIABILITIES:
   Current portion of long-term obligations                    $  1,099      $  1,803
   Revolving credit facility                                          -         2,000
   Accounts payable                                               2,501         3,964
   Accrued expenses                                               8,377         8,001
   Deferred revenue                                              13,510        10,315
                                                               --------      --------
      Total current liabilities                                  25,487        26,083

LONG-TERM  OBLIGATIONS                                              835         1,299

COMMITMENTS AND CONTINGENCIES (Notes 7, 8 and 9)

SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 20,000,000 shares
      authorized; 10,201,783 and 9,828,447
      shares issued and outstanding                                 102            98
   Additional paid-in capital                                    31,591        30,640
   Deferred compensation                                           (417)            -
   Accumulated other comprehensive losses                          (266)         (236)
   Accumulated deficit                                          (23,931)      (26,455)
                                                               --------      --------
      Total shareholders' equity                                  7,079         4,047
                                                               --------      --------
      Total liabilities and shareholders' equity               $ 33,401      $ 31,429
                                                               --------      --------
                                                               --------      --------


      The accompanying notes are an integral part of these consolidated balance sheets.

                    FOURTH SHIFT CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                         For the Years Ended December 31

                      (In Thousands, Except Per Share Data)

                                                                  1998         1997         1996
                                                                --------     --------     --------
REVENUE:
   Software license                                             $26,284      $21,883      $22,947
   Service                                                       37,963       27,137       23,822
   Third-party software and other                                 3,957        3,298        2,541
                                                                -------      -------      -------
               Total revenue                                     68,204       52,318       49,310
                                                                -------      -------      -------
OPERATING EXPENSES:
   Cost of licenses                                               4,577        2,767        2,601
   Cost of services                                              18,274       13,209       11,747
   Cost of third-party software and other                         3,021        2,341        2,008
   Selling, general and administrative                           31,508       27,505       23,046
   Product development                                            7,571        9,271        8,674
   Restructuring charge                                               -        2,566            -
                                                                -------      -------      -------
               Total operating expenses                          64,951       57,659       48,076
                                                                -------      -------      -------
               Operating profit (loss)                            3,253       (5,341)       1,234

OTHER EXPENSE, net                                                 (545)        (432)         (36)
                                                                -------      -------      -------
     Income (loss) from continuing operations before
        provision for income taxes                                2,708       (5,773)       1,198

PROVISION FOR INCOME TAXES                                          465          328          189
                                                                -------      -------      -------
INCOME (LOSS) FROM CONTINUING OPERATIONS                          2,243       (6,101)       1,009
                                                                -------      -------      -------
DISCONTINUED OPERATIONS:
   Net gain on sale of discontinued operations                      281        2,311          761
                                                                -------      -------      -------
               Total discontinued operations                        281        2,311          761
                                                                -------      -------      -------
NET INCOME (LOSS)                                               $ 2,524      $(3,790)     $ 1,770
                                                                -------      -------      -------
                                                                -------      -------      -------
BASIC INCOME (LOSS) PER COMMON SHARE:
   Continuing operations                                        $   .22      $  (.63)     $   .11
   Discontinued operations                                          .03          .24          .08
                                                                -------      -------      -------
               Basic income (loss) per common share             $   .25      $  (.39)     $   .19
                                                                -------      -------      -------
                                                                -------      -------      -------
DILUTED INCOME (LOSS) PER COMMON SHARE:
   Continuing operations                                        $   .22      $  (.63)     $   .10
   Discontinued operations                                          .03          .24          .08
                                                                -------      -------      -------
               Diluted income (loss) per common share           $   .25      $  (.39)     $   .18
                                                                -------      -------      -------
                                                                -------      -------      -------


      The accompanying notes are an integral part of these consolidated financial statements.

                    FOURTH SHIFT CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

              For the Years Ended December 31, 1998, 1997 and 1996

                                 (In Thousands)

                                            Common Stock                                   Accumulated
                                          ----------------                                     Other
                                          Number of   Par     Additional       Deferred    Comprehensive  Accumulated  Comprehensive
                                           Shares    Value  Paid-In Capital  Compensation      Losses        Deficit       Income
                                          ---------  -----  ---------------  ------------  -------------  -----------  ------------
BALANCE, December 31, 1995                  9,366    $ 94      $29,222        $   -           $(181)       $(24,435)
   Common stock issued                        234       2          591            -               -               -
   Issuance of restricted shares                5       -           59            -               -               -
   Net income                                   -       -            -            -               -           1,770       $ 1,770
   Foreign currency translation                 -       -            -            -             (35)              -           (35)
                                                                                                                          -------
   Comprehensive income                                                                                                   $ 1,735
                                           ------    ----      -------        -----           -----        --------       -------
BALANCE, December 31, 1996                  9,605      96       29,872            -            (216)        (22,665)      -------
   Common stock issued                        223       2          758            -               -               -
   Issuance of restricted shares                -       -           10            -               -               -
   Net loss                                     -       -            -            -               -          (3,790)      $(3,790)
   Foreign currency translation                 -       -            -            -             (20)              -           (20)
                                                                                                                          -------
   Comprehensive income                                                                                                   $(3,810)
                                           ------    ----      -------        -----           -----        --------       -------
BALANCE, December 31, 1997                  9,828      98       30,640            -            (236)        (26,455)      -------
   Common stock issued                        194       2          513            -               -               -
   Issuance of restricted shares              180       2          438         (438)              -               -
   Amortization of deferred compensation        -       -            -           21               -               -
   Net income                                   -       -            -            -               -           2,524       $ 2,524
   Foreign currency translation                 -       -            -            -             (30)              -           (30)
                                                                                                                          -------
   Comprehensive income                                                                                                   $ 2,494
                                           ------    ----      -------        -----           -----        --------       -------
BALANCE, December 31, 1998                 10,202    $102      $31,591        $(417)          $(266)       $(23,931)      -------
                                           ------    ----      -------        -----           -----        --------
                                           ------    ----      -------        -----           -----        --------


      The accompanying notes are an integral part of these consolidated financial statements.

                    FOURTH SHIFT CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                         For the Years Ended December 31

                                 (In Thousands)

                                                                                1998          1997         1996
                                                                              --------      --------     --------
OPERATING ACTIVITIES:
   Net income (loss)                                                          $ 2,524       $(3,790)     $ 1,770
   Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities-
         Noncash items:
            Depreciation and amortization                                       3,165         3,339        2,065
            Net gain on sale of discontinued operations                          (281)       (2,311)        (761)
            Deferred Compensation                                                  21             -            -
            Restructuring charge                                                    -         2,566            -
            Capitalized development written off                                   458             -            -
            Other                                                                   -            10           60
         Change in current operating items:
            Accounts receivable, net                                              188          (994)      (2,878)
            Inventories                                                           391           114          182
            Prepaid expenses                                                      (65)          (25)        (292)
            Accounts payable                                                   (1,463)         (319)       2,158
            Accrued expenses                                                      376         1,730          272
            Deferred revenue                                                    3,195         1,455          587
                                                                              -------       -------      -------
               Net cash provided by continuing operating activities             8,509         1,775        3,163
                                                                              -------       -------      -------
INVESTING ACTIVITIES:
   Purchases of furniture, fixtures and equipment                              (1,094)       (1,200)      (4,162)
   (Increase) decrease in restricted cash                                         250          (215)        (500)
   Capitalized software development costs                                      (1,023)       (3,819)      (1,820)
   Proceeds from sale of discontinued operations                                  881         1,857          566
                                                                              -------       -------      -------
               Net cash used for investing activities                            (986)       (3,377)      (5,916)
                                                                              -------       -------      -------


                    FOURTH SHIFT CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                         For the Years Ended December 31

                                 (In Thousands)

                                   (Continued)


                                                                                1998          1997         1996
                                                                              --------      --------     --------
FINANCING ACTIVITIES:
   Payments of long-term obligations                                          $(1,695)       $ (963)     $  (512)
   Proceeds from equipment loans and capital leases                                 -           195        2,004
   Borrowings on line-of-credit                                                   500         2,000        1,350
   Payments on line-of-credit borrowings                                       (2,500)            -       (1,350)
   Proceeds on issuance of common stock, net                                      517           213          173
                                                                              -------       -------      -------
               Net cash provided by (used in) financing activities             (3,178)        1,445        1,665

EFFECT OF EXCHANGE RATE ON FOREIGN CASH BALANCES                                  (30)          (20)         (35)
                                                                              -------       -------      -------
               Change in cash and cash equivalents                              4,315          (177)      (1,123)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                            5,758         5,935        7,058
                                                                              -------       -------      -------
   End of year                                                                $10,073        $5,758      $ 5,935
                                                                              -------       -------      -------
                                                                              -------       -------      -------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during each period for-
      Interest                                                                   $720        $  566      $   338
      Income taxes                                                                $27        $  149      $   140
    Noncash investing and financing activity
      Capital leases                                                             $527        $  698      $   961
                                                                              -------       -------      -------
                                                                              -------       -------      -------


      The accompanying notes are an integral part of these consolidated financial statements.

                    FOURTH SHIFT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

1.   NATURE OF BUSINESS AND COMPANY OPERATIONS:

Fourth Shift Corporation (a Minnesota corporation) and its subsidiaries (collectively referred to as the Company) engage principally in the development, marketing, licensing and support of integrated client/server application software used for industrial planning and management processes, primarily for use in the manufacturing industry. The Company's principal product, the Fourth Shift Manufacturing Software System for OBJECTS (MSS), is a family of integrated manufacturing and financial management applications for intermediate-sized sites of manufacturing and distribution enterprises. The MSS system operates in a Windows NT open computing environment.

The Fourth Shift JIT Enterprise System (JIT Enterprise System), which was offered through Just In Time Enterprise Systems, Inc. (JIT), a subsidiary of the Company, is an information management system for industrial companies involved in aerospace, defense and contract manufacturing which operates in the UNIX/Oracle environment. Effective December 31, 1995, the Company sold the common stock of JIT (see Note 3.). The gain on the sale of JIT has been presented as discontinued operations in the accompanying consolidated financial statements. Accordingly, the disclosures presented herein relate to the continuing operations of the Company, unless otherwise noted.

Although the Company had a working capital deficit at December 31, 1998, the Company believes that cash on hand, cash generated from operations and cash available under the Company's credit facility will be adequate to fund the Company's operations through 1999.

The consolidated financial statements include the accounts of Fourth Shift Corporation (Fourth Shift) and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

REVENUE RECOGNITION

Software license revenues derived from software license fees with standard acceptance periods are recognized upon shipment of software if there are no significant post delivery obligations and collectibility is reasonably assured. Insignificant contractual obligations are accrued at the time of revenue recognition. For fixed-fee software arrangements, the Company recognizes revenue on payments due within one year once all significant obligations have been met and defers the portion of the total fee which is attributable to insignificant undelivered services or products and recognizes this revenue as the associated services or products are delivered.

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

The Company capitalized $1,023,000 and $3,819,000 of development costs in 1998 and 1997, respectively. These costs are amortized assuming a three-year economic life for the framework and modules. Amortization expense for 1998 and 1997 totaled $625,000 and $720,000, respectively, and is included as a component of product development expense. In 1998, the Company also wrote off $458,000 of previously capitalized technology that was no longer aligned with the Company's current product strategy. This charge is included in product development expense. In connection with its 1997 restructuring (see Note 4), the Company wrote off $1,630,000 of previously capitalized costs relating to the OBJECTS products, net of accumulated amortization, to restructuring expense.

CASH EQUIVALENTS

The Company considers all highly liquid and short-term investments purchased with a maturity of three months or less to be cash equivalents. Short-term investments consist principally of government securities and mutual funds and are stated at cost, which approximates market.

ACCOUNTS RECEIVABLE

Accounts Receivable are stated net of allowances for uncollectible accounts. At December 31, 1998 and 1997, this allowance was $1,257,000 and $773,000 respectively.

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

FOREIGN CURRENCY TRANSLATION

For the Company's foreign operations, assets and liabilities are translated at year-end exchange rates, and terms included in the consolidated statements of operations are translated at average exchange rates prevailing during the year. Translation adjustments are included in accumulated other comprehensive losses in the accompanying consolidated balance sheets.

OTHER COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which established new rules for the reporting and presentation of comprehensive income and its components in a full set of financial statements. The Company's comprehensive income is comprised of net income and foreign currency translation adjustments. The adoption of SFAS No. 130 had no impact on the Company's net income or total shareholders' equity. Prior to the adoption of SFAS 130, translation adjustments were reported separately in the statement of shareholders' equity. The comprehensive income amounts in the prior fiscal years' financial statements have been reclassified to conform to SFAS No. 130.

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

NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per share was computed by dividing net income by the number of weighted average common shares outstanding during the year. Diluted earnings per share was computed similar to the computation of basic earnings per share, except that the denominator is increased for the assumed dilutive stock options and other dilutive securities (including nonvested restricted stock), using the treasury stock method.

Reconciliation of weighted average shares used in computing income (loss) per share are as follows (in thousands):

                                                                                      1998       1997        1996
                                                                                      ----       ----        ----
Weighted average common shares outstanding                                             9,956      9,738      9,567
Dilutive effect of stock options and other dilutive
    securities outstanding, using the treasury stock method                              183          -        298
                                                                                      ------      -----      -----
Shares used in computing diluted income (loss) per share                              10,139      9,738      9,865
                                                                                      ------      -----      -----
                                                                                      ------      -----      -----


RECLASSIFICATIONS

Certain amounts previously reported in the 1997 financial statements have been reclassified to conform to the 1998 presentation. These reclassifications had no effect on previously reported net income or shareholders' equity.

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

3.   SALE OF JUST IN TIME ENTERPRISE SYSTEMS, INC.:

Effective December 31, 1995, the Company sold all of the capital stock of JIT to Interactive Group, Inc. (IGI). The Company deferred recognition of the gain associated with the note received from the sale and recognized the gain associated with this note, as well as the additional amounts receivable based on revenues generated from the JIT Enterprise System, as such amounts were collected or are deemed collectible.

Substantially all income taxes related to this transaction have been offset by operating losses previously generated by JIT. In addition, all previously generated net operating loss carryforwards related to JIT will continue to be available to offset future taxable income of the Company, subject to the limitations discussed in Note 7. The gain on the sale of JIT has been reported separately as discontinued operations in the accompanying consolidated financial statements.

4.   RESTRUCTURING CHARGES:

In the fourth quarter of 1997, the Company evaluated its structure and organization, primarily in the product development area. This resulted in a restructuring of the development operations and an associated change in product strategy. All North American development activities were combined into a single operation--previously the Company maintained two development groups. The restructuring charge totaled $2,566,000 and included $394,000 of severance costs for employees and contractors, $392,000 to provide for the cost to exit office space that was no longer needed as a result of the staff reductions and $150,000 of prepaid royalties relating to the OBJECTS product that had no future value. In addition, $1,630,000 of previously capitalized development costs were expensed as a result of the change in product strategy (See Note 2). As of December 31, 1998, approximately $40,000 of the total restructuring charge remains to be paid in cash.

5.   REVOLVING CREDIT FACILITY:

At December 31, 1998, the Company had a $5,000,000 line-of-credit agreement with the Company's principal bank. Actual borrowings were limited to a percentage of eligible accounts receivable, with a deduction for the amounts outstanding under the long-term equipment facility (See Note 6). Borrowings were collateralized by the Company's accounts receivable and all other assets of the Company and bear interest at prime plus 2%. The agreement expired on March 2, 1999. Maximum borrowings in 1998 under this facility were $2,500,000, with no outstanding borrowings at December 31, 1998.

In March 1999 the Company entered into a new line-of-credit agreement with a different bank. Borrowings under this agreement shall not exceed the lesser of $10,000,000 or a percentage of eligible accounts receivable. Borrowings are collateralized by accounts receivable and other assets of the Company and bear interest at the bank's base rate plus 1/2%. The agreement expires in March 2002.

6.   LONG-TERM OBLIGATIONS:

Long-term obligations consisted of the following at December 31 (in thousands):

                                                             1998        1997
                                                           --------    --------
Capital lease obligations, varying interest rates,
  due in various monthly installments through 2001         $ 1,267     $ 1,335
Bank equipment financing                                       667       1,767
Less current portion                                        (1,099)     (1,803)
                                                           --------    --------
               Long-term obligations                       $   835     $ 1,299
                                                           --------    --------
                                                           --------    --------


Future minimum payments under noncancelable capital leases, net of amounts representing interest are $599,000 in 1999, $435,000 in 2000, $204,000 in
2001 and $29,000 in 2002.

In April 1996, the Company entered into a $1,500,000 long-term equipment facility with a bank to finance the purchase of capital equipment. The facility bears interest at 9.25% and is payable monthly. Principal payments are due in 36 equal monthly installments starting in May 1997 through April 2000. This facility is governed by restrictive covenants that include maintenance of minimum net worth. Future minimum payments under this facility are $500,000 in 1999 and $167,000 in 2000. The carrying value of the Company's long-term obligations approximates fair value.

7.   INCOME TAXES:

At December 31, 1998, the Company had available net operating loss carryforwards of approximately $14,201,000 and tax credit carryforwards of approximately $2,012,000. These net operating losses and tax credit carryforwards will expire from 2001 to 2012.

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

The provision for income taxes is comprised of the following for the years ended December 31 (in thousands):

                              1998      1997      1996
                             -----     -----     -----
Current tax provision:
   Federal                   $ 121     $   -     $   -
   State                        83       105        43
   Foreign                     261       223       146
                             -----     -----     -----
                             $ 465     $ 328     $ 189
                             -----     -----     -----
                             -----     -----     -----


The Company records deferred taxes for the difference between the financial reporting and income tax bases of certain assets and liabilities, computed in accordance with tax laws in effect currently. The principal differences which give rise to deferred taxes are as follows (in thousands):

                                                            1998        1997
                                                          --------    --------
Net operating loss and tax credit carryforwards           $ 7,409     $ 8,890
Accruals and reserves not currently deductible
    for tax purposes                                        1,571         887
Capitalized R&D costs                                      (1,227)     (1,304)
Other                                                         (97)       (159)
Less valuation allowance                                   (7,656)     (8,314)
                                                          --------    --------
Net deferred taxes                                        $     -     $     -
                                                          --------    --------
                                                          --------    --------


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

8.   COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

The Company has operating leases for its corporate headquarters, additional office space and certain office equipment. The aggregate future minimum rental payments under these leases, net of amounts to be received related to the sublease of certain office space, are as follows (in thousands):

Year                      Amount
----                    -----------
1999                    $ 2,627
2000                      1,545
2001                      1,301
2002                      1,220
2003                      1,220
Thereafter                5,528
                        -------
                        $13,441
                        -------
                        -------


Rent expense, including amounts paid under short-term arrangements, was approximately $2,423,000, $2,935,000 and $2,340,000, in 1998, 1997 and 1996,
respectively.

SIGNIFICANT CONTRACTS

On July 1, 1998, the Company entered into a four-year $12,000,000 commitment with a third-party database supplier whose product is embedded in and distributed with the MSS product. The agreement also includes three three-year renewal options. Payments are made monthly. In 1998, the Company recognized $1,500,000 of expense under this agreement that is included in the cost of licenses.

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

Stock option plan activity is summarized as follows:

                                                                                                   Option Price
                                                          1989 Plan    1993 Plan        Total        Per Share
                                                          ---------    ---------      ---------    ------------
Option shares outstanding at December 31, 1995             165,138       916,057      1,081,195    $2.00-$8.25
      Options granted                                        4,000       210,000        214,000    $3.75-$7.625

      Options exercised                                    (77,375)       (3,250)       (80,625)   $2.00-$5.00

      Options forfeited                                       (400)      (77,000)       (77,400)   $2.00-$8.25
                                                          ---------    ---------      ---------    ------------
Option shares outstanding at December 31, 1996              91,363     1,045,807      1,137,170    $2.00-$8.25
      Options granted                                            -       383,000        383,000    $3.25-$5.50

      Options exercised                                    (84,063)      (14,375)       (98,438)   $2.00-$3.25

      Options forfeited                                     (3,300)     (211,691)      (214,991)   $2.00-$8.25
                                                          ---------    ---------      ---------    ------------
Option shares outstanding at December 31, 1997               4,000     1,202,741      1,206,741    $2.63-$8.25
      Options granted                                            -     1,132,900      1,132,900    $2.44-$4.06

      Options exercised                                          -       (46,125)       (46,125)   $2.63-$3.38

      Options forfeited                                          -      (492,866)      (492,866)   $2.56-$8.25
                                                          ---------    ---------      ---------    ------------
Option shares outstanding at December 31, 1998               4,000     1,796,650      1,800,650    $2.44-$8.25
                                                          ---------    ---------      ---------    ------------
                                                          ---------    ---------      ---------    ------------


                                                                 1998           1997             1996
                                                                -------        -------          -------
Options exercisable at year-end                                 409,148        524,586          379,172
Weighted average price of options exercisable at year-end         $5.07          $5.31            $4.79
Weighted average fair market value of options granted             $2.67          $3.96            $4.03


The Company accounts for these stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                                      1998             1997             1996
                                                                      ----             ----             ----
Net income (loss):                               As reported        $ 2,524          $ (3,790)        $ 1,770

                                                 Pro forma          $ 1,408          $ (4,917)        $   984

Basic income (loss) per common share:            As reported        $   .25          $   (.39)        $   .19

                                                 Pro forma          $   .14          $   (.50)        $   .10

Diluted income (loss) per common share:          As reported        $   .25          $   (.39)        $   .18

                                                 Pro forma          $   .14          $   (.50)        $   .10


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.0% and expected life of 7.7 years for 1998, 1997, and 1996; expected annualized volatility of .99, 1.03, and .85 for 1998, 1997 and 1996, respectively.

OTHER EMPLOYEE COMPENSATION PLANS

The Company has a 401(k) plan that covers substantially all domestic employees over 21 years of age with at least six months of continuous service. The Company may make discretionary matching contributions to the plan based upon employee contributions. The Company made matching contributions to this plan of approximately $363,000 in 1998, none in 1997 and $353,000 1996.

The Company has an employee stock purchase plan (the Stock Purchase Plan). Under the Stock Purchase Plan, participating full-time employees and directors of the Company are able to purchase shares of the Company's common stock at 85% of market value, as defined. A total of up to 900,000 shares of the Company's common stock has been reserved under the Stock Purchase Plan. In 1996, the Company issued 150,000, shares of which 100,000 were purchased in 1995 and 50,000 through June of 1996. In 1997, the Company issued 125,000 shares, of which 50,000 were purchased in 1996 and 75,000 through June of 1997. In 1998, the Company issued 147,000 shares, of which 72,000 were purchased in 1997 and 75,000 were purchased through June 1998. The fair value of shares purchased was $423,000 in 1998, $644,000 in 1997 and $706,000 in
1996.

BOARD OF DIRECTORS' COMPENSATION PLAN

The board of directors has approved a compensation plan whereby certain directors may receive cash compensation for each directors' meeting attended or, in lieu of cash payment, shares of common stock through the Company's Stock Purchase Plan. The number of shares issued in lieu of cash fees is adjusted to reflect the fair market value of the common stock in accordance with the Company's Stock Purchase Plan. Total shares of approximately 18,000, 26,000 and 14,000 were issued under this plan in 1998, 1997 and 1996, respectively. The expenses recognized in connection with shares issued to nonemployee directors was approximately $53,000, $78,000 and $55,000, in 1998, 1997 and 1996, respectively. In addition, nonemployee directors are entitled to receive options to purchase shares of the Company's common stock under this plan.

10.  SHAREHOLDERS' EQUITY:

SHAREHOLDER RIGHTS PLAN

In December 1998, the Company adopted a new Shareholder Rights Plan (Rights
Plan). Under the Rights Plan, a dividend of one preferred share purchase right (a Right) per share for each outstanding share of common stock was granted to shareholders of record. The Rights issued under the plan will become exercisable by shareholders other than a potential acquiror only following an acquisition by the acquiror without prior approval by the Company's board of directors, of 20% or more of the common stock, or the announcement of a tender offer for 20% or more of common stock. The rights will expire in December 2008.

RESTRICTED STOCK

In October 1998, the Company issued 180,000 shares of restricted stock and 540,000 options under the terms of the 1993 Plan to certain employees. The restricted stock vests five years from the date of grant and is subject to forfeiture upon termination of employment. The options vest in lump sum eight years and expire ten years from the date of grant and have an exercise price equal to the fair market value on the date of grant. The vesting of both the restricted stock and the options are accelerated if certain Company performance criteria are met in any of the three calendar years in the period ended December 31, 2001. In 1998, the Company recognized compensation expense of $21,000 related to the restricted stock. The remaining deferred compensation of $417,000 will be recognized over the remainder of the five-year service period.

11.  SEGMENT REPORTING:

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fourth quarter of 1998. SFAS No. 131 established standards for disclosure of financial information related to operating segments of the Company as well as disclosure requirements for customer and geographic information. SFAS No. 131 defines an operating segment as a component of a company for which operating results are reviewed regularly by the chief operating decision-maker to determine resource allocation and assess performance. The

Company has three operating segments under the guidelines of SFAS No. 131:
North America, Asia and Europe. Each operating segment derives its revenues from licensing its proprietary software system, providing customer support, training, consulting and installation services related to its software, and through the resale of complementary third-party software licenses and hardware.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Financial information by geographical segment is as follows (in thousands):

                                        North
                                       America       Europe        Asia       Eliminations     Consolidated
                                       -------      --------     --------     ------------     ------------
1998:
   Revenue                             $49,635      $11,657      $ 6,912        $     -          $ 68,204
   Depreciation and amortization         2,356          390          419              -             3,165
   Interest income (expense) (1)          (538)          50            -              -              (488)
   Income tax expense                      204          278          (17)             -               465
   Net income (loss)                     2,841          112         (429)             -             2,524
   Segment assets                       28,340        4,841        3,001         (2,781)           33,401
   Capital expenditures                    553          458           83              -             1,094
1997:
   Revenue                             $37,050      $ 8,175      $ 7,093        $     -          $ 52,318
   Depreciation and amortization         2,564          375          400              -             3,339
   Interest income (expense) (1)          (427)          30            -              -              (397)
   Income tax expense                      105           91          132              -               328
   Net income (loss)                    (1,857)        (542)      (1,391)             -            (3,790)
   Segment assets                       26,511        4,168        3,531         (2,781)           31,429
   Capital expenditures                    542          355          303              -             1,200
1996:
   Revenue                             $33,588      $ 6,936      $ 8,786        $     -          $ 49,310
   Depreciation and amortization         1,433          337          295              -             2,065
   Interest income (expense) (1)           (54)          18            -              -               (36)
   Income tax expense                       42          147            -              -               189
   Net income (loss)                     1,029           93          648              -             1,770
   Segment assets                       24,788        4,678        6,236         (4,530)           31,172
   Capital expenditures                  2,177        1,263          722              -             4,162


(1) In the consolidated statements of operations, interest income (expense) is reported net of other income (expense) of $(57,000), $(35,000), and $0 in 1998, 1997 and 1996, respectively.

The Company had no customers from whom it generated 10% or more of consolidated revenues. The only country that the Company generated revenues exceeding 10% of consolidated revenues was the United States. Following is information regarding operations in the United States (in thousands):

                                           1998                         1997                         1996
                                           ----                         ----                         ----
                                               Long-lived                   Long-lived                    Long-lived
                                  Revenue        Assets        Revenue        Assets         Revenue        Assets
                                  -------      ----------      -------      -----------      -------      ----------
   United States                  $47,638         $5,823       $35,688         $6,576        $32,458        $3,902

12.  QUARTERLY FINANCIAL DATA (UNAUDITED):

The following is a condensed summary of actual quarterly results of operations for 1998 and 1997 (in thousands, except per share data):

                                                                                1998
                                                      --------------------------------------------------------
                                                       First     Second (1)     Third      Fourth       Total
                                                      -------    ---------     -------     -------     -------
Revenue                                               $14,430     $17,328      $17,278     $19,168     $68,204
Operating profit (loss)                                   (96)        671        1,018       1,660       3,253
Income (loss) from continuing operations                 (311)        323          657       1,574       2,243
Results of discontinued operations                         68          88           50          75         281
                                                      -------     -------      -------     -------     -------
Net income (loss)                                     $  (243)    $   411      $   707     $ 1,649     $ 2,524
                                                      -------     -------      -------     -------     -------
                                                      -------     -------      -------     -------     -------
Basic income (loss) per common share:
  Continuing operations                               $  (.03)    $   .03      $   .06     $   .15     $   .22
  Discontinued operations                                 .01         .01          .01         .01         .03
                                                      -------     -------      -------     -------     -------
  Basic income (loss) per common share                $  (.02)    $   .04      $   .07     $   .16     $   .25
                                                      -------     -------      -------     -------     -------
                                                      -------     -------      -------     -------     -------
Diluted income (loss) per common share:
  Continuing operations                               $  (.03)    $   .03      $   .06     $   .15     $   .22
  Discontinued operations                                 .01         .01          .01         .01         .03
                                                      -------     -------      -------     -------     -------
  Diluted income (loss) per common share              $  (.02)    $   .04      $   .07     $   .16     $   .25
                                                      -------     -------      -------     -------     -------
                                                      -------     -------      -------     -------     -------

                                                                                 1997
                                                      --------------------------------------------------------
                                                       First      Second        Third      Fourth       Total
                                                      -------    --------     -------     -------     -------
Revenue                                               $10,805     $12,876      $13,433     $15,204     $52,318
Operating profit (loss)                                (1,450)        (61)        (219)     (3,611)     (5,341)
Income (loss) from continuing operations               (1,496)       (145)        (394)     (4,066)     (6,101)
Results of discontinued operations                        201         205        1,255         650       2,311
                                                      -------     -------      -------     -------     -------
Net income (loss)                                     $(1,295)    $    60      $   861     $(3,416)    $(3,790)
                                                      -------     -------      -------     -------     -------
                                                      -------     -------      -------     -------     -------
Basic income (loss) per common share:
  Continuing operations                               $  (.15)    $  (.01)     $  (.04)    $  (.43)    $  (.63)
  Discontinued operations                                 .02         .02          .13         .07         .24
                                                      -------     -------      -------     -------     -------
  Basic income (loss) per common share                $  (.13)    $   .01      $   .09     $  (.36)    $  (.39)
                                                      -------     -------      -------     -------     -------
                                                      -------     -------      -------     -------     -------
Diluted income (loss) per common share:
  Continuing operations                               $  (.15)    $  (.01)     $  (.04)    $  (.43)    $  (.63)
  Discontinued operations                                 .02         .02          .13         .07         .24
                                                      -------     -------      -------     -------     -------
  Diluted income (loss) per common share              $  (.13)    $   .01      $   .09     $  (.36)    $  (.39)
                                                      -------     -------      -------     -------     -------
                                                      -------     -------      -------     -------     -------


(1) Reflects reclassifications from amounts reported in the Company's report on Form 10-Q. These reclassifications have no effect on previously reported net income (loss).

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Fourth Shift Corporation:

We have audited the accompanying consolidated balance sheets of Fourth Shift Corporation (a Minnesota corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fourth Shift Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                       /s/  ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
   January 15, 1999

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 with respect to executive officers is included under a separate caption entitled "Executive Officers" in Part I of the Form 10-K. The information with respect to directors is incorporated by reference to the information under the caption "Election of Directors-Nominees" of the Company's definitive proxy statement for its May 4, 1999 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the information under the captions "Election of Directors-Director Compensation," "Executive Compensation - Summary Compensation Table," "Executive
Compensation -Stock Options," and "Executive Compensation - Long-Term Incentive Plan Awards" of the Company's definitive proxy statement for its May 4, 1999 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference to the information under caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive proxy statement for its May 4, 1999 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference to the information under the caption "Election of Directors-Director Compensation" of the Company's definitive proxy statement for its May 4, 1999 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.   Financial Statements

     1. See the Financial Statement information contained in Item 8 of this Form 10-K
     2.  Financial Statement Schedules

              No Financial Statement Schedules are required

b.   Reports on Form 8-K:

     The Company filed a current report on Form 8-K on December 17, 1998 reporting the adoption of a shareholder rights plan and a dividend of one right for each share outstanding.

c.   Exhibits


Exhibit No.     Description
-----------     -----------
     3.1      Restated Articles of Incorporation of the Company, as amended
              (incorporated by reference to Exhibit 4.1 of the Company's
              10-Q for the quarter ended March 31, 1994).

     3.2 Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's annual report on Form 10-Q for the quarter ended September 30, 1998).

     4.1 Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company's Registration
             Statement on Form S-1 filed June 28, 1993 (File No. 33-63012)).

     4.2     Shareholder Rights Plan dated as of December 16, 1998
             (incorporated by reference to Exhibit 4 to the Company's
             Current Report on Form 8-K filed December 17, 1998).

    10.1     1989 Stock Option Plan (incorporated by reference to Exhibit
             10.4 of the Company's Registration Statement of Form S-1 filed
             May 19, 1993 (File No. 33-63012)).

    10.2 Fourth Shift Corporation 1994 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.5 to the Company's 10-K for the year ended December 31, 1994).

    10.3     Fourth Shift Corporation 1993 Stock Incentive Plan, as amended
             (incorporated by reference to Exhibit 10.6 to the Company's
             10-K for the year ended December 31, 1994).

   *10.4     Severance Pay Agreement dated October 21, 1997 between the
             Company and Marion Melvin Stuckey (incorporated by reference to
             Exhibit 10.8 to the Company's Form 10-K for the year ended
             December 31, 1997).

   *10.5     Severance Pay Agreement dated October 21, 1997 between the
             Company and Jimmie H. Caldwell (incorporated by reference to
             Exhibit 10.9 to the Company's Form 10-K for the year ended
             December 31, 1997).



   *10.6     Severance Pay Agreement dated October 21, 1997 between the
             Company and David Latzke (incorporated by reference to Exhibit
             10.10 to the Company's Form 10-K for the year ended
             December 31, 1997).

    10.7 Loan and Security Agreement dated March 2, 1998 as amended between Fourth Shift Corporation and Silicon Valley Bank
             (incorporated by reference to Exhibit 10.15 to the Company's
             Form 10-K for the year ended December 31, 1997).

    10.8     Agreement dated July 1, 1998 between the Company and Micro Data
             Base Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1998).

    10.9     Restated and Amended Office Lease dated May 1, 1998 between Fourth
             Shift Corporation and Meridian Crossings LLC.

    23.1     Consent of Arthur Andersen LLP.

    27.0     Financial Data Schedule (For SEC use only).


------------------
* Management contract or compensatory plan.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1999.


                                       Fourth Shift Corporation

                                       By: /s/ MARION MELVIN STUCKEY
                                          ---------------------------
                                       Marion Melvin Stuckey
                                       Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

            Name                           Position                                    Date
            ----                           --------                                    ----

/s/ MARION MELVIN STUCKEY         Chairman, Chief Executive Officer,                 March 30, 1999
-----------------------------     (principal executive officer) and Director
Marion Melvin Stuckey


/s/ JIMMIE H. CALDWELL            President, Chief Operating Officer and             March 30, 1999
-----------------------------     Director
Jimmie H. Caldwell


/s/ DAVID G. LATZKE               Vice President and Chief Financial                 March 30, 1999
-----------------------------     Officer, Treasurer and Secretary
David G. Latzke                   (principal financial officer)


/s/ CRAIG A. THOMPSON             Controller                                         March 30, 1999
-----------------------------     (principal accounting officer)
Craig A. Thompson


/s/ MICHAEL J. ADAMS              Director                                           March 30, 1999
-----------------------------
Michael J. Adams


/s/ TONY J. CHRISTIANSON          Director                                           March 30, 1999
-----------------------------
Tony J. Christianson


/s/ STEVE J. LAIR                 Director                                           March 30, 1999
-----------------------------
Steve J. Lair


/s/ ROBERT M. PRICE               Director                                           March 30, 1999
-----------------------------
Robert M. Price


/s/ MARK W. SHEFFERT              Director                                           March 30, 1999
-----------------------------
Mark W. Sheffert
