Form 10-Q
period 1999-03-31
FOURTH SHIFT CORP
filed 1999-05-17
CIK 905724

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1999

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from _________ to __________
                         Commission file number: 0-21992

                            -------------------------

                            FOURTH SHIFT CORPORATION

             (Exact name of Registrant as specified in its charter)

             MINNESOTA                                41-1437794
   (state or other jurisdiction                    (I.R.S. employer
  of incorporation or organization)               identification no.)

                            -------------------------

                             TWO MERIDIAN CROSSINGS
                              MINNEAPOLIS, MN 55423
                                 (612) 851-1500
                  (Address, including zip code, of Registrant's
                    principal executive offices and telephone
                          number, including area code)

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

The number of shares outstanding of the Registrant's Common Stock on May 7, 1999 was 10,304,277 shares.

                            FOURTH SHIFT CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                      PAGE
------------------------------                                     ------
Item 1.  Financial Statements:

         Consolidated Balance Sheets at                                2
         March 31, 1999 and December 31, 1998

         Consolidated Statements of Operations                         3
         for the three months ended March 31, 1999
         and 1998

         Consolidated Statements of Cash Flows                         4
         for the three months ended March 31, 1999
         and 1998

         Notes to Interim Consolidated Financial Statements            5

Item 2.  Management's Discussion and Analysis of Financial             7
         Condition and Results of Operations

PART  II - OTHER INFORMATION
----------------------------
Item 6.  Exhibits and Reports on Form 8-K                              11


SIGNATURE                                                              12
---------

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                   FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                              (In thousands)

                                                           ASSETS

                                                                                      MARCH 31,       DECEMBER 31,
                                                                                        1999             1998
                                                                                      --------         --------
                                                                                     (Unaudited)
CURRENT ASSETS:
           Cash and cash equivalents ...........................................      $ 10,248         $ 10,073
           Accounts receivable, net ............................................        13,416           13,863
           Inventories .........................................................            71               91
           Prepaid expenses ....................................................         1,073            1,096
                                                                                      --------         --------
                     Total current assets ......................................        24,808           25,123

FURNITURE, FIXTURES AND EQUIPMENT, net .........................................         4,827            4,584

RESTRICTED CASH ................................................................           215              465

SOFTWARE DEVELOPMENT COSTS, net ................................................         3,218            3,229
                                                                                      --------         --------
     TOTAL ASSETS ..............................................................      $ 33,068         $ 33,401
                                                                                      --------         --------
                                                                                      --------         --------

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

           Current portion of long-term obligations ............................      $    749         $  1,099
           Accounts payable ....................................................         3,696            2,501
           Accrued expenses ....................................................         6,188            8,377
           Deferred revenue ....................................................        13,612           13,510
                                                                                      --------         --------
                     Total current liabilities .................................        24,245           25,487

LONG-TERM OBLIGATIONS ..........................................................           752              835

SHAREHOLDERS' EQUITY:

           Common stock ........................................................           103              102
           Additional paid-in capital ..........................................        31,903           31,591
           Deferred compensation ...............................................          (395)            (417)
           Accumulated other comprehensive losses ..............................          (142)            (266)
           Accumulated deficit .................................................       (23,398)         (23,931)
                                                                                      --------         --------
                     Total shareholders' equity ................................         8,071            7,079
                                                                                      --------         --------
                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............      $ 33,068         $ 33,401
                                                                                      --------         --------
                                                                                      --------         --------

     The accompanying notes are an integral part of these consolidated balance sheets.

                  FOURTH SHIFT CORPORATION AND SUBSIDIARIES

                   Consolidated Statements of Operations
                   (In thousands, except per share data)

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31
                                                                   ----------------------------
                                                                       1999            1998
                                                                   ------------     -----------
                                                                              (Unaudited)
REVENUE:
            Software license ................................        $  5,431         $  5,333
            Service .........................................          11,039            8,197
            Third-party software and other ..................             507              900
                                                                     --------         --------
                      Total revenue .........................          16,977           14,430
                                                                     --------         --------
OPERATING EXPENSES:

            Cost of licenses ................................             790              954
            Cost of services ................................           5,209            3,963
            Cost of third-party software and other ..........             305              672
            Selling, general and administrative .............           7,798            7,129
            Product development .............................           2,119            1,808
                                                                     --------         --------
                      Total operating expenses ..............          16,221           14,526
                                                                     --------         --------
Operating  income (loss) ....................................             756              (96)

Interest expense, net .......................................             (46)            (131)

Other expense, net ..........................................             (27)             (49)
                                                                     --------         --------
INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE PROVISION FOR INCOME TAXES ......................             683             (276)
            Provision for income taxes ......................             180               35
                                                                     --------         --------
INCOME (LOSS) FROM CONTINUING OPERATIONS ....................             503             (311)

NET GAIN ON SALE OF DISCONTINUED OPERATIONS .................              30               68
                                                                     --------         --------
NET INCOME (LOSS) ...........................................        $    533         $   (243)
                                                                     --------         --------
                                                                     --------         --------
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
     Continuing operations income (loss) per share ..........        $   0.05         $  (0.03)
     Discontinued operations income per share ...............            0.00             0.01
                                                                     --------         --------
                                                                     --------         --------
     Net income (loss) per share ............................        $   0.05         $  (0.02)
                                                                     --------         --------
                                                                     --------         --------

SHARES USED IN BASIC AND DILUTED PER COMMON SHARE COMPUTATION

            Basic ...........................................          10,111            9,901
                                                                     --------         --------
                                                                     --------         --------
            Diluted .........................................          10,948            9,901
                                                                     --------         --------
                                                                     --------         --------

   The accompanying notes are an integral part of these consolidated financial statements.

                  FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                                                             THREE MONTHS ENDED
                                                                                                   MARCH 31
                                                                                      --------------------------------
                                                                                          1999               1998
                                                                                      --------------     -------------
                                                                                                 (Unaudited)
OPERATING ACTIVITIES:
             Net income (loss).................................................             $     533          $   (243)
             Adjustments to reconcile net income (loss) to net cash
             provided by (used in) operating activities:
                  Depreciation and amortization................................                 1,036               655
                  Gain on sale of discontinued operations......................                   (30)              (68)
                  Deferred compensation........................................                    22                 -
                  Other........................................................                     -                16
                  Change in current operating items:
                       Accounts receivable, net................................                   438               785
                       Inventories.............................................                    20              (127)
                       Prepaid expenses........................................                    23              (234)
                       Accounts payable........................................                 1,195              (472)
                       Accrued expenses........................................                (2,065)           (2,114)
                       Deferred revenue........................................                   102             1,117
                                                                                        --------------     -------------
                  Net cash provided by (used in) operating activities..........                 1,274              (685)
                                                                                        --------------     -------------

INVESTING ACTIVITIES:
             Purchase of furniture, fixtures and equipment.....................                  (919)              (69)
             Proceeds from sale of furniture, fixtures and equipment...........                    38                 -
             Cash released from restrictions...................................                   250                 -
             Proceeds from sale of discontinued operations.....................                    39               650
             Capitalized software development costs............................                  (387)                -
                                                                                        --------------     -------------
                  Net cash provided by (used in) investing activities..........                  (979)              581
                                                                                        --------------     -------------

FINANCING ACTIVITIES:
             Payments of long-term obligations.................................                  (433)             (924)
             Proceeds from refinancing of equipment facility...................                   583                 -
             Payments of equipment facility....................................                  (583)                -
             Borrowings on line of credit......................................                     -               500
             Proceeds on issuance of common stock..............................                   313                 -
                                                                                        --------------     -------------
                  Net cash used in financing activities........................                  (120)             (424)
                                                                                        --------------     -------------
                  Net change in cash and cash equivalents......................                   175              (528)

CASH AND CASH EQUIVALENTS:
                 Beginning of period...........................................                10,073             5,758
                                                                                        --------------     -------------
                 End of period.................................................             $  10,248          $  5,230
                                                                                        --------------     -------------
                                                                                        --------------     -------------

SUPPLEMENTAL CASH FLOW INFORMATION:
             Cash paid during each period for-
                       Interest................................................             $      56          $    192
                                                                                        --------------     -------------
                                                                                        --------------     -------------

NON-CASH INVESTING AND FINANCING ACTIVITIES:
                       Capitalized leases......................................             $       -          $     51
                                                                                        --------------     -------------
                                                                                        --------------     -------------

   The accompanying notes are an integral part of these consolidated financial statements.

                            FOURTH SHIFT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1. The accompanying interim consolidated financial statements have been prepared by Fourth Shift Corporation (the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.

         The unaudited consolidated financial statements as of March 31, 1999 and 1998 and for the three month periods then ended include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 1999. The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the audited consolidated financial statements for the year ended December 31, 1998. Accordingly, certain footnote disclosures that would substantially duplicate the disclosures contained in the December 31, 1998 audited consolidated financial statements have been omitted from these interim consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 and the notes thereto.

2. Other comprehensive income was $124,000 for the three months ended March 31, 1999 and other comprehensive losses were $8,000 for the three months ended March 31, 1998. These amounts result from translation losses from the Company's foreign operations.

3. In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," certain software development costs are capitalized upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility and development costs incurred to improve and enhance existing software are charged to expense as incurred.

         In the first quarter of 1999, the Company capitalized $387,000 of development costs relating to future releases of MSS for OBJECTS. In addition, the Company amortized $398,000 of previously capitalized technology. In the first quarter of 1998, the Company capitalized no software development costs and recorded no amortization expense.

4. The Company has three operating segments: Americas, Europe and Asia. Financial information by operating segment as of and for the three months ended March 31 is as follows (in thousands):


                                    Americas      Europe        Asia      Eliminations    Consolidated
                                    --------      ------        ----      ------------    ------------
March 31, 1999:
   Revenue                            $12,053     $3,191      $ 1,733     $       -        $16,977
   Net income (loss)                      490        (18)          61             -            533
   Segment assets                      27,793      5,041        3,015        (2,781)        33,068
March 31, 1998:
   Revenue                            $10,731     $2,416      $ 1,283     $       -        $14,430
   Net income (loss)                       18         13         (274)            -           (243)
   Segment assets                      24,915      4,119        3,056        (2,781)        29,309


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of financial condition and results of operations has been prepared under the presumption that users of the interim consolidated financial statements have either read or have access to the Company's annual report for the year ended December 31, 1998.

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

- The effect of year 2000 buying patterns on revenue from licensing of its MSS product;

- The ability of the Company to successfully develop its MSS product to continue to meet European Monetary Union requirements;

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

RESULTS OF OPERATIONS

         NET INCOME (LOSS). The Company recorded net income of $533,000 or $.05 per share for the quarter ended March 31, 1999, compared to a net loss of $243,000 or $.02 per share for the quarter ended March 31, 1998. The improved net income primarily resulted from growth in service revenue and control of selling, general and administrative expenses.

         TOTAL REVENUE increased 18% to $16,977,000 during the three months ended March 31, 1999 from $14,430,000 during the comparable period in 1998, as outlined below.

         SOFTWARE LICENSE REVENUE are fees paid by customers for the right to use the Company's software systems. Software license revenue increased 2% to $5,431,000 from $5,333,000 during the same quarter in 1998. At the regional level, Europe and Asia posted increases of 37% and 72%, respectively over the comparable period in 1998. These increases were partially offset by a decline in the Americas software revenue of 13% from the same quarter in 1998.

         The growth in Europe and Asia was due to improved sales strategies, an increase in direct sales and increased marketing and lead generating activities. In the Americas we believe the year 2000 planning cycle has softened current demand for enterprise software solutions, resulting in a decline in software license revenue. In addition, the Company has experienced increased competition in the Americas.

         SERVICE REVENUE includes customer support fees, training, consulting, installation and project management. Service revenue increased 35% to $11,039,000 from $8,197,000 during the same quarter in 1998. Service revenues showed strong growth due to sustained license revenue growth in 1998. A major portion of professional services are purchased in the three to six months following the licensing of the software. In addition, service revenue continues to benefit from the Company's ongoing efforts to expand, standardize and promote its professional services offerings.

         THIRD-PARTY SOFTWARE REVENUE is derived from the resale of third-party software licenses (complementary applications). These complementary applications have been integrated to function with the MSS software and extend the functionality of MSS. Third-party software and other revenue decreased 44% to $507,000 in the first quarter of 1999 from $900,000 during the same quarter in 1998. This decrease is primarily related to the decrease in software license revenue in the Americas, since third-party software is often licensed in conjunction with the licensing of the MSS product in the Americas.

         COST OF LICENSES decreased to $790,000 in the first quarter of 1999 from $954,000 in the same period of 1998. As a percentage of total license revenue, cost of licenses was 15% in the first quarter of 1999 compared to 18% for the prior year comparable period. The decrease in the cost of licenses as a percentage of license revenue is primarily due to realization of cost savings related to a long-term contract entered into in the second quarter of 1998 with the supplier of a product embedded in and distributed with the MSS product.

         COST OF SERVICES increased to $5,209,000 for the three months ended March 31, 1999 from $3,963,000 for the same period of 1998. As a percentage of service revenue, cost of services was 47% for the first quarter of 1999 and 48% for the first quarter of 1998.

         COST OF THIRD-PARTY SOFTWARE AND OTHER decreased to $305,000 or 60% of third-party software and other revenue in the first quarter of 1999 from $672,000 or 75% of third-party software and other revenue in the same period of 1998. The decrease in cost of third-party software as a percentage of third-party software revenue is due to changes in the mix of software products sold in the quarter.

         SELLING, GENERAL AND ADMINISTRATIVE increased to $7,798,000 for the three-month period ended March 31, 1999, up from $7,129,000 for the three month period ended March 31, 1998. As a percentage of total revenue, selling, general and administrative expense decreased to 46% of total revenue compared to 49% for the same period in 1998. The increase in terms of absolute dollars reflects the addition of sales and marketing personnel and related commissions earned in connection with the Company's expanded market penetration. The decrease of selling, general and administrative expenses as a percent of revenue in the first quarter of 1999 reflects the Company's focused efforts to control expenses as revenues grow.

         PRODUCT DEVELOPMENT expense for the three months ended March 31, 1999 increased to $2,119,000 from $1,808,000 for the three months ended March 31, 1998. As a percentage of total revenue, product development declined to 12% from 13% during the same period in 1998.

         In the first quarter of 1999, the Company capitalized $387,000 of development costs relating to future releases of MSS for OBJECTS. In addition, the Company amortized $398,000 of previously capitalized technology. In the first quarter of 1998, the Company capitalized no software development costs and recorded no amortization expense.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended March 31, 1999 and 1998 was comprised of U.S. federal, state and foreign income taxes. The Company's U.S. federal taxes are limited to alternative minimum taxes due to utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 1999, the Company's cash and cash equivalents increased $175,000 to $10,248,000.

         The Company's operating activities provided cash flows of $1,274,000 during the first quarter of 1999. In the first quarter of 1999, net income adjusted for noncash items and discontinued operations resulted in a cash source of $1,561,000. The seasonal reduction in sales from fourth quarter to first quarter resulted in a corresponding decrease in receivables as they were collected in the first quarter, generating $438,000 of cash. In addition, the Company's accounts payable increased, generating $1,195,000 of cash. These sources were offset by a reduction in accrued expenses, resulting in a use of $2,065,000 of cash. The decrease in accrued expenses reflects the payment of seasonally high accrued commissions and bonuses.

         Investing activities used $979,000 of cash for the three months ended March 31, 1999. This includes $919,000 for the purchase of furniture, fixtures and equipment and $387,000 of capitalized development costs. This was offset by a decrease in the restricted cash balance of $250,000.

         Financing activities used $120,000 of cash during the three months ended March 31, 1999. The primary use of cash was payments of $433,000 for principal payments on the Company's capital lease obligations. This was partially offset by proceeds on issuance of common stock of $313,000. In addition, the Company refinanced $583,000 of its equipment facility in a cash flow neutral transaction.

         In the third quarter of 1998, the Company entered into a four year $12,000,000 commitment with a third-party database supplier whose product is embedded in and distributed with the MSS product. The agreement also includes three three-year renewal options. Payments will be made monthly. The Company does not anticipate this commitment to materially impact historical margin levels.

         The Company does not have any material scheduled commitments for capital expenditures. The Company believes that the $10,248,000 of cash and cash equivalents on hand at March 31, 1999, together with the Company's available line of credit and anticipated cash flows from operations will be sufficient to fund operating cash needs over the next twelve months. At March 31, 1999, the Company was in compliance with all related financial performance covenants under the bank line of credit. If the above sources of cash are not sufficient to fund operations, the Company may need to seek additional funds through equity or debt financing.

OTHER

         The Company began addressing year 2000 issues in April of 1997. The Company utilizes both information technology ("IT") and non-IT systems and assets throughout its worldwide operations.

         The Company has three main IT systems that are year 2000 ready. The main system is the Fourth Shift MSS for OBJECTS Software System. This product is owned and developed by Fourth Shift and is the product the Company sells and uses internally to run its business. The Company performed a complete review of the system for year 2000 readiness in early 1998. Areas of concern have been corrected and the process used to test for year 2000 readiness has been certified by the Information Technology Association of America to meet the information technology industry's best software development practices for addressing the year 2000 issue. There has been no material financial impact for the cost of corrections as these were addressed in the normal course of development of the product. The Company's Payroll and Human Resource systems were updated in the third quarter of 1998 and are currently year 2000 ready. The cost associated with this effort has been immaterial and did not adversely impact the Company's operating results. In addition, the Company's Customer Support Center's system is a third-party product that is year 2000 ready. All other third-party IT systems sold by the Company and used in its internal operations are year 2000 ready.

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

                           PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
                 Exhibit 10.1 Credit and Security Agreement dated March 31, 1999 between Fourth Shift Corporation and Norwest Business Credit, Inc.

         (b) Reports on Form 8-K
                No reports on Form 8-K were filed during the three months ended March 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Fourth Shift Corporation

May 14, 1999

                                  /s/  DAVID G. LATZKE
                                 ---------------------------------
                                 David G. Latzke
                                 Vice President and Chief Financial Officer
                                         (principal financial officer)