Form 10-Q
period 1999-06-30
FOURTH SHIFT CORP
filed 1999-08-16
CIK 905724

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1999

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

The number of shares outstanding of the Registrant's Common Stock on August 12, 1999 was 10,511,652 shares.

                            FOURTH SHIFT CORPORATION

                                      INDEX



PART I - FINANCIAL INFORMATION                                      PAGE
------------------------------------------------------------------------

Item 1.  Financial Statements:

         Consolidated Balance Sheets at                                2
         June 30, 1999 and December 31, 1998

         Consolidated Statements of Operations                         3
         for the three months and six months ended
         June 30, 1999 and 1998

         Consolidated Statements of Cash Flows                         4
         for the six months ended June 30, 1999
         and 1998

         Notes to Interim Consolidated Financial Statements            5


Item 2.  Management's Discussion and Analysis of Financial             8
         Condition and Results of Operations


PART  II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds                     14

Item 4.  Submission of Matters to a Vote of Security Holders           14

Item 6.  Exhibits and Reports on Form 8-K                              14



SIGNATURE                                                              16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                     ASSETS

                                                                                 JUNE 30,         DECEMBER 31,
                                                                                   1999               1998
                                                                                   ----               ----
CURRENT ASSETS:
           Cash and cash equivalents..........................................   $ 10,564         $ 10,073
           Short-term investments.............................................      1,239                -
           Accounts receivable, net...........................................     13,626           13,863
           Inventories........................................................        104               91
           Prepaid expenses...................................................      1,210            1,096
                                                                                 ---------        ---------

                     Total current assets.....................................     26,743           25,123

FURNITURE, FIXTURES AND EQUIPMENT, net........................................      4,409            4,584

RESTRICTED CASH...............................................................        215              465

ACQUIRED SOFTWARE AND GOODWILL, net...........................................      1,915                -

SOFTWARE DEVELOPMENT COSTS, net...............................................      3,195            3,229
                                                                                 ---------        ---------

     TOTAL ASSETS                                                                $ 36,477         $ 33,401
                                                                                 ---------        ---------
                                                                                 ---------        ---------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term obligations.................................   $    904         $  1,099
     Revolving credit facility................................................      1,200                -
     Accounts payable.........................................................      2,836            2,501
     Accrued expenses.........................................................      6,775            8,377
     Deferred revenue.........................................................     13,714           13,510
                                                                                 ---------        ---------

            Total current liabilities.........................................     25,429           25,487

LONG-TERM OBLIGATIONS.........................................................      1,738              835

SHAREHOLDERS' EQUITY:
     Common stock.............................................................        104              102
     Additional paid-in capital...............................................     32,385           31,591
     Deferred compensation....................................................       (373)            (417)
     Accumulated other comprehensive income (losses)..........................          5             (266)
     Accumulated deficit......................................................    (22,811)         (23,931)
                                                                                 ---------        ---------
            Total shareholders' equity........................................      9,310            7,079
                                                                                 ---------        ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 36,477         $ 33,401
                                                                                 ---------        ---------
                                                                                 ---------        ---------

        The accompanying notes are an integral part of these consolidated financial statements.

            FOURTH SHIFT CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share data)
                           (Unaudited)

                                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                          JUNE 30                           JUNE 30
                                                                 -------------------------      -------------------------
                                                                   1999             1998             1999            1998
                                                                 ---------       ---------      ---------       ---------

REVENUE:
            Software license .................................   $  5,386        $  7,061       $ 10,817        $ 12,394
            Service ..........................................     11,276           9,133         22,315          17,330
            Third-party software and other ...................      1,091           1,134          1,598           2,034
                                                                 ---------       ---------      ---------       ---------
                      Total revenue ..........................     17,753          17,328         34,730          31,758
                                                                 ---------       ---------      ---------       ---------

OPERATING EXPENSES:
            Cost of licenses .................................        902           1,486          1,692           2,440
            Cost of services .................................      5,525           4,566         10,734           8,529
            Cost of third-party software and other ...........        784             817          1,089           1,489
            Selling, general and administrative ..............      7,694           7,901         15,492          15,030
            Product development ..............................      2,166           1,887          4,285           3,695
                                                                 ---------       ---------      ---------       ---------
                      Total operating expenses ...............     17,071          16,657         33,292          31,183

Operating income .............................................        682             671          1,438             575

Interest expense, net ........................................        (28)           (152)           (74)           (283)

Other income (expense), net ..................................        (15)             20            (42)            (29)
                                                                 ---------       ---------      ---------       ---------

INCOME FROM CONTINUING OPERATIONS
     BEFORE PROVISION FOR INCOME TAXES .......................        639             539          1,322             263
            Provision for income taxes .......................        102             194            282             229
                                                                 ---------       ---------      ---------       ---------

INCOME FROM CONTINUING OPERATIONS ............................        537             345          1,040              34

NET GAIN ON SALE OF DISCONTINUED OPERATIONS ..................         50              66             80             134
                                                                 ---------       ---------      ---------       ---------

NET INCOME ...................................................   $    587        $    411       $  1,120        $    168
                                                                 ---------       ---------      ---------       ---------

BASIC AND DILUTED EARNINGS PER COMMON SHARE:
     Continuing operations income per share ..................   $   0.06        $   0.03       $   0.10        $   0.01
     Discontinued operations income per share ................       0.00            0.01           0.01            0.01
                                                                 ---------       ---------      ---------       ---------
     Net income per share ....................................   $   0.06        $   0.04       $   0.11        $   0.02
                                                                 ---------       ---------      ---------       ---------
                                                                 ---------       ---------      ---------       ---------

SHARES USED IN BASIC AND DILUTED PER COMMON SHARE COMPUTATION:
            Basic ............................................     10,126           9,904         10,118           9,903
                                                                 ---------       ---------      ---------       ---------
                                                                 ---------       ---------      ---------       ---------
            Diluted ..........................................     10,635           9,980         10,735           9,950
                                                                 ---------       ---------      ---------       ---------
                                                                 ---------       ---------      ---------       ---------


        The accompanying notes are an integral part of these consolidated financial statements.

                    FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30
                                                                                      -------------------------
                                                                                        1999            1998
                                                                                      ---------       ---------

OPERATING ACTIVITIES:
              Net income ..........................................................   $  1,120        $    168
              Adjustments to reconcile net income to net cash
              provided by operating activities:
                   Depreciation and amortization ..................................      2,247           1,655
                   Gain on sale of discontinued operations ........................        (80)           (134)
                   Deferred compensation ..........................................         44              --
                   Other ..........................................................         --              11
                   Change in current operating items:
                        Accounts receivable, net ..................................        973            (196)
                        Inventories ...............................................         22             382
                        Prepaid expenses ..........................................       (114)           (254)
                        Accounts payable ..........................................        181          (1,862)
                        Accrued expenses ..........................................     (1,432)           (871)
                        Deferred revenue ..........................................        (12)          2,276
                                                                                      ---------       ---------
                   Net cash provided by operating activities ......................      2,949           1,175
                                                                                      ---------       ---------

INVESTING ACTIVITIES:
              Purchase of furniture, fixtures and equipment .......................       (252)           (189)
              Proceeds from sale of furniture, fixtures and equipment .............         44              --
              Purchases of short-term investments..................................     (1,239)             --
              Cash released from restrictions .....................................        250             250
              Proceeds from sale of discontinued operations .......................         86             718
              Capitalized software development costs ..............................       (972)           (334)
              Payments for acquisitions ...........................................     (1,200)             --
                                                                                      ---------       ---------
                   Net cash provided by (used in) investing activities ............     (3,283)            445
                                                                                      ---------       ---------

FINANCING ACTIVITIES:
              Payments of long-term obligations ...................................       (692)         (1,194)
              Proceeds from refinancing of equipment facility .....................        538              --
              Payments of equipment facility ......................................       (538)             --
              Borrowings on line of credit ........................................      1,200             500
              Payments on line of credit ..........................................         --            (272)
              Proceeds on issuance of common stock ................................        317              27
                                                                                      ---------       ---------
                   Net cash provided by (used in) financing activities ............        825            (939)
                                                                                      ---------       ---------

                   Net change in cash and cash equivalents ........................        491             681

CASH AND CASH EQUIVALENTS:
                  Beginning of period .............................................     10,073           5,758
                                                                                      ---------       ---------
                  End of period ...................................................   $ 10,564        $  6,439
                                                                                      ---------       ---------
                                                                                      ---------       ---------

SUPPLEMENTAL CASH FLOW INFORMATION:
              Cash paid during each period for-
                        Income taxes ..............................................   $     10        $     --
                        Interest ..................................................        152             307
                                                                                      ---------       ---------
                                                                                      ---------       ---------

NON-CASH INVESTING AND FINANCING ACTIVITIES:
              Capitalized leases ..................................................   $    630        $     92
              Common stock and long term obligations issued as part of  acquisition      1,249              --
                                                                                      ---------       ---------
                                                                                      ---------       ---------

        The accompanying notes are an integral part of these consolidated financial statements.

                            FOURTH SHIFT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


1. The accompanying interim consolidated financial statements have been prepared by Fourth Shift Corporation (the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.

         The unaudited consolidated financial statements as of June 30, 1999 and 1998 and for the three month and six month periods then ended include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods. The results of operations for the three month and six month periods ended June 30, 1999 are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 1999. The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the audited consolidated financial statements for the year ended December 31, 1998. Accordingly, certain footnote disclosures that would substantially duplicate the disclosures contained in the December 31, 1998 audited consolidated financial statements have been omitted from these interim consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 and the notes thereto.

2. Other comprehensive income was $271,000 for the six months ended June 30, 1999. For the six months ended June 30, 1998, other comprehensive losses were $17,000. These amounts result from translation of the Company's foreign operations.

3. Effective June 30, 1999, the Company acquired all of the outstanding capital stock of Computer Aided Business Solutions, Inc. ("CABS"), a developer of software solutions for manufacturing companies, for approximately $1,200,000 in cash; 130,000 shares of common stock which had a market value of approximately $479,000 at the time of acquisition; and $1,000,000 payable in equal installments of $250,000 due on December 31, 2000, 2001, 2002 and 2003. The installment payments are non-interest bearing and the Company has recorded the payments at present value, in the amount of $769,000.

         In addition, the Company may be required to make additional payments of up to $1,500,000 to the shareholder based on the attainment of certain operating results for the year ended December 31, 1999. If the operating results are attained, these additional payments will be recorded as an adjustment to the purchase price at the time the amount becomes known.

         This acquisition has been accounted for under the purchase method. Accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Goodwill is the excess of cost over net assets acquired and will be amortized on a straight-line basis over seven years. The consolidated statement of operations will reflect the results of operations of the purchased company beginning July 1, 1999.

         The following unaudited pro forma summary presents the Company's results of operations as if the acquisition was consummated on January 1, 1999. This summary is provided for informational purposes only. It does not necessarily reflect the actual results that would have occurred had the acquisitions been made as of those dates or of results that may occur in the future.


                                                                  Six months ended June 30,
                                                                 1999                    1998
                                                                 ----                    ----
                                                                         (unaudited)
(in thousands, except per share data)
Revenues                                                        $36,393                $33,005
Operating Income                                                  1,739                    832
Net income                                                        1,357                    295
Basic and Dilluted Earnings per share                             $0.13                  $0.03


4. On June 30, 1999, the Company entered into a OEM licensing agreement with a leading customer relationship management software vendor. As part of the agreement, the Company will pay a minimum license royalty of $500,000 for the contract year ending June 30, 2000 and $1,000,000 for each of the following four contract years.

5. In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," certain software development costs are capitalized upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility and development costs incurred to improve and enhance existing software are charged to expense as incurred.

         In the second quarter of 1999, the Company capitalized $585,000 of development costs relating to future releases of MSS for OBJECTS and amortized $398,000 of previously capitalized technology. In the six month period ended June 30, 1999, the Company capitalized $972,000 of development costs and amortized $796,000 of previously capitalized technology. In conjunction with development planning, the Company evaluates previously capitalized development and in the three month period ended June 30, 1999, the Company expensed $210,000 of previously capitalized technology that was no longer aligned with the Company's current product strategy.

         In the second quarter of 1998, the Company capitalized $334,000 of software development costs, amortized $5,000 of previously capitalized technology and expensed $348,000 of capitalized software development costs that were no longer aligned with the Company's product strategy. In the first quarter of 1998, the Company capitalized no software development costs and recorded no amortization expense.

6. Basic EPS is computed by dividing net income by the number of weighted average common shares outstanding. Diluted EPS reflects potential dilution from outstanding stock options, using the treasury stock method. The dilutive effect of the stock options was 509,000 shares for three month period ended June 30, 1999 and 617,000 shares for the six month period ended June 30, 1999. The dilutive effect of the stock options for the three month period ended June 30, 1998 was 76,000 shares, compared to 47,000 shares for the six month period ended June 30, 1998.

7. The Company has three operating segments: Americas, Europe and Asia. Financial information by operating segment as of June 30 for the three month and six month periods then ended is as follows (in thousands):


                                    Americas      Europe         Asia      Eliminations     Consolidated
                                    --------     --------      -------     ------------     ------------

Three month period ended
June 30, 1999:
   Revenue                            $12,999     $3,214       $1,540            -           $17,753
   Net income (loss)                      853         14         (280)           -               587
Six month period ended
June 30, 1999:
   Revenue                             25,052      6,405        3,273            -            34,730
   Net income (loss)                    1,343         (4)        (219)           -             1,120
Segment assets at
June 30, 1999                          34,538      4,127        3,092       (5,280)           36,477

Three month period ended
June 30, 1998:
   Revenue                            $12,588     $2,941       $1,799            -           $17,328
   Net income (loss)                      475          6          (70)           -               411
Six month period ended
June 30, 1998:
   Revenue                             23,319      5,357        3,082            -            31,758
   Net income (loss)                      493         19         (344)           -               168
Segment assets at
June 30, 1998                          25,538      4,340        3,087       (2,781)           30,184

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of financial condition and results of operations has been prepared under the presumption that users of the interim consolidated financial statements have either read or have access to the Company's annual report for the year ended December 31, 1998.

         CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The following Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated sales, marketing and research and development expenditures, growth in revenue, capital requirements, availability of new products and the sufficiency of cash to meet operating expenses. These and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

- The ability of the Company to continually enhance the Manufacturing Software System for OBJECTS (MSS) product to meet ever changing market demands for both functionality and new technology;

- The ability of the Company to effectively integrate newly acquired or licensed products with MSS and to train and incent its sales and marketing staff to sell such products;

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

RESULTS OF OPERATIONS

         NET INCOME. The Company recorded net income of $587,000 or $.06 per share for the quarter ended June 30, 1999, compared to net income of $411,000 or $.04 per share for the quarter ended June 30, 1998. For the six month period ended June 30, 1999, the Company recorded net income of $1,120,000 or $.11 per share compared to net income of $168,000 or $.02 per share for the same period ended June 30, 1998. The improved net income primarily resulted from growth in service revenue and control over selling, general and administrative expenses.

         TOTAL REVENUE increased 2% to $17,753,000 during the three months ended June 30, 1999 from $17,328,000 during the comparable period in 1998. For the six month period ended June 30, 1999, total revenue increased 9% to $34,730,000 from $31,758,000 during the comparable period in 1998, as outlined below.

         SOFTWARE LICENSE REVENUE are fees paid by customers for the right to
use the Company's  software  systems.   Software license revenue decreased 24%
to $5,386,000 from $7,061,000 during the same quarter in 1998. Software license revenue for the six month period ended June 30, 1999 decreased 13% to $10,817,000 from $12,394,000 during the same period in 1998. At the regional level, license revenue declined 16% in the Americas, 1% in Europe and 10% in Asia for the six month period ended June 30, 1999 compared to the same period in 1998. We believe the year 2000 planning cycle has softened current demand for enterprise software solutions, resulting in a decline in software license revenue and increased competition.

         On June 30, 1999, the Company acquired Computer Aided Business Solutions, Inc. ("CABS"), a Colorado corporation that sells a series of software products that are complementary to the Company's products, and that assist in e-commerce applications. The Company expects the acquisition to result in increased software license revenue during future periods.

         On June 30, 1999, the Company also entered into an OEM licensing agreement with a leading customer relationship management software vendor that provides the Company the right to license the customer relationship management product with the Company's products.

         SERVICE REVENUE includes customer support fees, training, consulting, installation and project management. Service revenue increased 23% to $11,276,000 from $9,133,000 during the same quarter in 1998. For the six month period ended June 30, 1999, service revenue increased 29% to $22,315,000 from $17,330,000 during the same period in 1998. Service revenues showed strong growth due to sustained license revenue growth in 1998. A major portion of professional services are purchased in the three to six months following the licensing of the software. In addition, service revenue continues to benefit from the Company's ongoing efforts to expand, standardize and promote its professional services offerings.

         THIRD-PARTY SOFTWARE REVENUE is derived from the resale of third-party software licenses (complementary applications). These complementary applications have been integrated to function with the MSS software and extend the functionality of MSS. Third-party software and other revenue decreased 4% to $1,091,000 in the second quarter of 1999 from $1,134,000 during the same quarter in 1998. For the six month period ended June 30, 1999, third-party software and other revenue decreased 21% to $1,598,000 from $2,034,000 during the same period in 1998. This decrease is primarily related to the decrease in software license revenue in the Americas, since third-party software is often licensed in conjunction with the licensing of the MSS product in the Americas.

         COST OF LICENSES decreased to $902,000 in the second quarter of 1999 from $1,486,000 in the same period of 1998. For the six month period ended June 30, 1998, costs of licenses decreased to $1,692,000 from $2,440,000 in the same period in 1998. As a percentage of total license revenue, cost of licenses was 16% in the six month period ended June 30, 1999 compared to 20% for the prior year comparable period. The decrease in the cost of licenses as a percentage of license revenue is primarily due to realization of cost savings related to a long-term contract entered into in the second quarter of 1998 with the supplier of a product embedded in and distributed with the MSS product. In future periods these decreased costs as a percent of revenue may be offset by costs relating to an OEM licensing agreement with a leading customer relationship management software vendor. In addition, the Company expensed $350,000 of database software inventory in the second quarter of 1998 in conjunction with the execution of this long-term contract.

         COST OF SERVICES increased to $5,525,000, for the three months ended June 30, 1999 from $4,566,000, for the same period of 1998. For the six month period ended June 30, 1999, cost of services as a percent of service revenue was 48%, compared to 49% in the same period in 1998. The decrease in the cost of services as a percent of revenue is due to improved customer support margins resulting from productivity improvements and high levels of customer support renewals. This was partially offset by lower margins in consulting and training services due to pricing pressures.

         COST OF THIRD-PARTY SOFTWARE AND OTHER decreased to $784,000 in the second quarter of 1999 from $817,000 in the same period of 1998. For the six month period ended June 30, 1999, cost of third-party software and other decreased to $1,089,000 from $1,489,000 for the same period in 1998. For the six month period ended June 30, 1999, cost of third-party software and other as a percent of third-party software and other revenue was 68%, down from 73% for the same period in 1998. The decrease in cost of third-party software as a percentage of third-party software revenue is due to changes in the mix of software products sold in the quarter.

         SELLING, GENERAL AND ADMINISTRATIVE was $7,694,000, or 43% of total revenue, for the three month period ended June 30, 1999, down from $7,901,000, or 46% of total revenue, for the three month period ended June 30, 1998. Selling, general and administrative expense for the six month period ended June 30, 1999 was $15,492,000 or 45% of total revenue, from $15,030,000 or 47% of total revenue for the same period in 1998. The increase in terms of absolute dollars reflects the addition of sales and marketing personnel and related commissions earned in connection with the Company's expanded market penetration. The decrease of selling, general and administrative expenses as a percent of revenue in the six month period ended June 30, 1999 reflects the Company's focused efforts to control expenses as total revenues grow.

         PRODUCT DEVELOPMENT expense for the three months ended June 30, 1999 increased to $2,166,000 from $1,887,000 for the three months ended June 30, 1998. For the six month period ended June 30, 1999, product development expense increased to $4,285,000 from $3,695,000 from the comparable period in 1998. As a percentage of total revenue, product development increased to 12% in the second quarter of 1999 from 11% during the same period in 1998 and remained constant at 12% for the six month periods ended June 30, 1999 and 1998.

         In the second quarter of 1999, the Company capitalized $585,000 of development costs relating to future releases of MSS for OBJECTS and amortized $398,000 of previously capitalized technology. In the six month period ended June 30, 1999, the Company capitalized $972,000 of development costs and amortized $796,000 of previously capitalized technology. In conjunction with development planning, the Company evaluates previously capitalized development and in the three month period ended June 30, 1999, the Company expensed $210,000 of previously capitalized technology that was no longer aligned with the Company's current product strategy.

During the second quarter in 1998, the Company capitalized $334,000 of development costs, amortized $5,000 of previously capitalized technology and expensed $348,000 of capitalized software development costs that were no longer aligned with the Company's product strategy.

         For the six month period ended June 30, 1999, the Company capitalized $972,000 of development costs and amortized $796,000 of previously capitalized technology. In the first quarter of 1998, the Company capitalized no software development costs and recorded no amortization expense.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the three and six months ended June 30, 1999 and 1998 was comprised of U.S. federal, state and foreign income taxes. The Company's U.S. federal taxes are limited to alternative minimum taxes due to utilization of net operating loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 1999, the Company's cash, cash equivalents and short-term investments increased $1,730,000 to $11,803,000.

         The Company's operating activities provided cash flows of $2,949,000 during the six month period ended June 30, 1999. Net income adjusted for noncash items and discontinued operations resulted in a cash source of $3,331,000. The collection of receivables generated $973,000 of cash. In addition, the Company's accounts payable increased, generating $181,000 of cash. These sources were offset by a reduction in accrued expenses, resulting in a use of $1,432,000 of cash. The decrease in accrued expenses resulted from lower accrued commissions and bonuses due to decreases in license revenues.

         Investing activities used $3,283,000 of cash for the six months ended June 30, 1999. This includes $1,200,000 for acquisition payments, $252,000 for the purchase of furniture, fixtures and equipment, $1,239,000 for purchases of short-term investments and $972,000 of capitalized development costs. This was offset by a decrease in the restricted cash balance of $250,000.

         Financing activities provided $825,000 of cash during the six months ended June 30, 1999. The primary source of cash was $1,200,000 borrowings on the line of credit to finance the CABS acquisition payment and proceeds on issuance of common stock of $317,000. This was offset by payments of $692,000 for principal payments on the Company's capital lease obligations. In addition, the Company refinanced $538,000 of its equipment facility in a cash flow neutral transaction.

         The Company has capital commitments with respect to software that it embeds and sells with its software, and third party software that it has agreed to distribute. Under the remaining three years of an agreement with a database supplier, the Company has a $9,000,000 commitment that it pays in equal monthly installments. The company has also entered into a commitment to pay minimum licensing royalties of $500,000 for the contract year ending June 30, 2000, and $1,000,000 for each of the following four contract years.

         As part of the CABS acquisition, the Company issued 130,000 shares of its common stock and entered into an agreement to pay four equal installments of $250,000 due on December 31, 2000, 2001, 2002 and 2003.

         The Company does not have any other material scheduled commitments for capital expenditures. The Company believes that the $11,803,000 of cash, cash equivalents and short-term investments on hand at June 30, 1999, together with the Company's available line of credit and anticipated cash flows from operations will be sufficient to fund operating cash needs over the next twelve months. At June 30, 1999, the Company was in compliance with all related financial performance covenants under the bank line of credit. If the above sources of cash are not sufficient to fund operations, the Company may need to seek additional funds through equity or debt financing.


OTHER
         The Company began addressing year 2000 issues in April of 1997. The Company utilizes both information technology ("IT") and non-IT systems and assets throughout its worldwide operations.

         The Company has three main IT systems that are year 2000 ready. The main system is the Fourth Shift MSS for OBJECTS Software System. This product is owned and developed by Fourth Shift and is the product the Company sells and uses internally to run its business. The Company performed a complete review of the system for year 2000 readiness in early 1998. Areas of concern have been corrected and the process used to test for year 2000 readiness has been certified by the Information Technology Association of America to meet the information technology industry's best software development practices for addressing the year 2000 issue. All concerns for the Company's internal use of the software were addressed through the normal course of development of the product. There has been no material financial impact for the cost of these corrections. The Company's Payroll and Human Resource systems were updated in the third quarter of 1998 and are currently year 2000 ready. The cost associated with this effort has been immaterial and did not adversely impact the Company's operating results. In addition, the Company's Customer Support Center's system is a third-party product that is year 2000 ready. All other third-party IT systems sold by the Company and used in its internal operations are year 2000 ready.

         The Company has assessed the year 2000 impact on its non-IT systems and has purchased a software package to use in testing the Company's hardware and equipment. The Company had tested substantially all of the hardware by the end of the second quarter of 1999. No material concerns were discovered during the testing.

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

The Company does not have any foreign currency swaps or derivatives and is not subject to material foreign currency exchange risk. There have been no significant changes in qualitative and quantitative risks since December 31, 1999. The Company had $1,359,000 of foreign currency on June 30, 1999 in its China operations. The currency in China is controlled by the Chinese government and although no major fluctuations have significantly impacted the Company, the risk does exist that the Chinese government may devalue the currency which would impact the financial position of the Company's subsidiary in China.

                           PART II - OTHER INFORMATION



ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) The Company issued 130,000 shares of its common stock, $.01 par value, on June 30, 1999 to the sole shareholder of Computer Aided Business Solutions, Inc. as part of the purchase price for the outstanding capital stock of CABS. Such shares were valued at the closing price of the Company's common stock on June 30 ($3 11/16) for such purposes. The Company relied on the exemption contained in section 4(2) of the Securities Act of 1933 for such issuance.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of Fourth Shift Corporation was held at 3:30 p.m. on Tuesday, May 4, 1999. Shareholders holding 9,087,614 shares, or approximately 88% of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

         a.       Election of Directors

         The following nominees were elected to serve as members of the Board of Directors until the annual meeting of shareholders in 2002 or until such time as a successor may be elected:


                                             TABULATION OF VOTES
                                             -------------------
                                           FOR             WITHHELD
                                           ------------------------
         Jimmie H. Caldwell             8,759,459           328,155
         Mark W. Sheffert               8,737,467           350,147


         b.       Approval of amendment to 1993 Stock Incentive Plan

                  Shareholders approved an amendment to the Company's 1993 Stock Incentive Plan increasing the number of shares of common stock reserved for issuance thereunder by 750,000 shares by a vote of 5,806,454 shares, or 56%, of outstanding shares in favor, 821,883 shares against, 35,371 shares abstained, and 2,423,906 shares not voted.



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits
              2.1 Stock Purchase Agreement between Fourth Shift Corporation and shareholder of Computer Aided Business Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K dated July 8, 1999 (file no. 0-21992)

               27  Financial Data Schedule


        (b)   Reports on Form 8-K

                   The Company filed a current report on Form 8-K on June 30, 1999 reporting the acquisition of all of the outstanding shares of common stock of Computer Aided Business Solutions, Inc.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Fourth Shift Corporation


August 13, 1999
                              /s/  DAVID G. LATZKE
                            --------------------------------
                            David G. Latzke
                            Vice President and Chief Financial Officer
                                    (principal financial officer)