Form 10-Q
period 1999-09-30
FOURTH SHIFT CORP
filed 1999-11-15
CIK 905724

QuickLinks

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from      to

Commission file number: 0-21992

FOURTH SHIFT CORPORATION
(Exact name of Registrant as specified in its charter)

Minnesota (state or other jurisdiction of incorporation or organization)	41-1437794 (I.R.S. employer identification no.)

Two Meridian Crossings
Minneapolis, MN 55423
(612) 851-1500
(Address, including zip code, of Registrant's principal
executive offices and telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the Registrant's Common Stock on November 8, 1999 was 10,513,652 shares.

FOURTH SHIFT CORPORATION

INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets at September 30, 1999 and December 31, 1998	2
	Consolidated Statements of Operations for the three months and nine months ended September 30, 1999 and 1998	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998	4
	Notes to Interim Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	12
SIGNATURE		13

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Fourth Shift Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 1999	December 31, 1998
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,738	$10,073
Short-term investments	1,970	—
Accounts receivable, net	11,551	13,863
Inventories	84	91
Prepaid expenses	1,598	1,096

Total current assets	24,941	25,123
FURNITURE, FIXTURES AND EQUIPMENT, net	5,039	4,584
RESTRICTED CASH	490	465
ACQUIRED SOFTWARE, LICENSING RIGHTS AND GOODWILL, net	3,152	—
SOFTWARE DEVELOPMENT COSTS, net	3,232	3,229

TOTAL ASSETS	$36,854	$33,401

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$1,715	$1,099
Revolving credit facility	1,200	—
Accounts payable	3,629	2,501
Accrued expenses	7,139	8,377
Deferred revenue	12,226	13,510

Total current liabilities	25,909	25,487
LONG-TERM OBLIGATIONS	929	835
SHAREHOLDERS' EQUITY:
Common stock	105	102
Additional paid-in capital	32,633	31,591
Deferred compensation	(351)	(417)
Accumulated other comprehensive losses	(38)	(266)
Accumulated deficit	(22,333)	(23,931)

Total shareholders' equity	10,016	7,079

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$36,854	$33,401

The accompanying notes are an integral part of these consolidated balance sheets.

Fourth Shift Corporation and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30		Nine months ended September 30
	1999	1998	1999	1998
REVENUE:
Software license	$4,205	$6,757	$15,022	$19,151
Service	11,559	9,677	33,874	27,007
Third-party software and other	761	844	2,359	2,878

Total revenue	16,525	17,278	51,255	49,036

OPERATING EXPENSES:
Cost of licenses	977	1,078	2,669	3,518
Cost of services	5,348	4,554	16,082	13,083
Cost of third-party software and other	561	703	1,650	2,192
Selling, general and administrative	7,028	7,958	22,520	22,988
Product development	2,142	1,967	6,427	5,662

Total operating expenses	16,056	16,260	49,348	47,443

Operating income	469	1,018	1,907	1,593
Interest expense, net	(25)	(190)	(99)	(473)
Other income (expense), net	(37)	9	(79)	(20)

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	407	837	1,729	1,100
Provision for income taxes	15	180	297	409

INCOME FROM CONTINUING OPERATIONS	392	657	1,432	691
NET GAIN ON SALE OF DISCONTINUED OPERATIONS	86	50	166	184

NET INCOME	$478	$707	$1,598	$875

BASIC EARNINGS PER COMMON SHARE:
Continuing operations income per share	$0.04	$0.06	$0.14	$0.07
Discontinued operations income per share	0.01	0.01	0.02	0.02

Net income per share	$0.05	$0.07	$0.16	$0.09

DILUTED EARNINGS PER COMMON SHARE:
Continuing operations income per share	$0.03	$0.06	$0.13	$0.07
Discontinued operations income per share	0.01	0.01	0.02	0.02

Net income per share	$0.04	$0.07	$0.15	$0.09

SHARES USED IN BASIC AND DILUTED PER COMMON SHARE COMPUTATION:
Basic	10,332	9,998	10,190	9,934

Diluted	10,716	10,211	10,729	10,030

The accompanying notes are an integral part of these consolidated financial statements.

Fourth Shift Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30
	1999	1998
OPERATING ACTIVITIES:
Net income	$1,598	$875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,163	2,198
Capitalized development written-off	322	458
Gain on sale of discontinued operations	(166)	(184)
Deferred compensation	66	—
Other	—	11
Change in current operating items:
Accounts receivable, net	3,067	1,465
Inventories	42	377
Prepaid expenses	(502)	(205)
Accounts payable	974	(2,643)
Accrued expenses	(1,111)	400
Deferred revenue	(1,500)	3,294

Net cash provided by operating activities	5,953	6,046

INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment	(1,337)	(446)
Purchase of short-term investments	(1,970)	—
Change in restricted cash	(25)	250
Proceeds from sale of discontinued operations	153	780
Capitalized software development costs	(1,661)	(701)
Payments for acquisitions	(1,200)	—

Net cash used in investing activities	(6,040)	(117)

FINANCING ACTIVITIES:
Payments of long-term obligations	(2,014)	(1,632)
Proceeds from refinancing of equipment facility	538	—
Payments of equipment facility	(538)	—
Borrowings on revolving credit facility	1,200	500
Payments on revolving credit facility	—	(2,500)
Proceeds on issuance of common stock	566	136

Net cash used in financing activities	(248)	(3,496)

Net change in cash and cash equivalents	(335)	2,433
CASH AND CASH EQUIVALENTS:
Beginning of period	10,073	5,758

End of period	$9,738	$8,191

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during each period for—
Income taxes	$10	$35
Interest	254	$450

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capitalized leases	$829	$135
Acquired Licensing Rights	1,125	—
Common stock and long term obligations issued as part of acquisition	1,249	—

The accompanying notes are an integral part of these consolidated financial statements.

FOURTH SHIFT CORPORATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999

    1.  The accompanying interim consolidated financial statements have been prepared by Fourth Shift Corporation (the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.

    The unaudited consolidated financial statements as of September 30, 1999 and 1998 and for the three month and nine month periods then ended include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods. The results of operations for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 1999. The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the audited consolidated financial statements for the year ended December 31, 1998. Accordingly, certain footnote disclosures that would substantially duplicate the disclosures contained in the December 31, 1998 audited consolidated financial statements have been omitted from these interim consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998 and the notes thereto.

    2.  Other comprehensive losses were $43,000 for the quarter ended September 30, 1999. For quarter ended September 30, 1998, other comprehensive losses were $21,000. Other comprehensive income was $228,000 for the nine months ended September 30, 1999. For the nine months ended September 30, 1998, other comprehensive losses were $38,000. These amounts result from translation of the Company's foreign operations.

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

    This acquisition has been accounted for under the purchase method. Accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Goodwill (the excess of cost over net assets acquired) and other intangibles will be amortized on a straight-line basis over a period not to exceed seven years. The consolidated statement of operations reflect the results of operations of the purchased company beginning July 1, 1999.

    4.  In June of 1999, the Company entered into an OEM licensing agreement with a customer relationship management software vendor. As part of the agreement, the Company will pay a minimum license royalty of $500,000 for the contract year ending June 30, 2000 and $1,000,000 for each of the following four contract years.

    5.  In August of 1999, the Company entered into an OEM licensing agreement with a Human Resources Management System software vendor. As part of the agreement, the Company has an up-front commitment of $1,500,000. This amount will be paid over one year in equal quarterly installments beginning with the quarter ended September 30, 1999. In addition, the Company will pay to the vendor variable-rate royalties based on sales.

    6.  In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," certain software development costs are capitalized upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility and development costs incurred to improve and enhance existing software are charged to expense as incurred.

    In the third quarter of 1999, the Company capitalized $464,000 of development costs relating to future releases of MSS for OBJECTS and amortized $315,000 of previously capitalized technology. In the nine month period ended September 30, 1999, the Company capitalized $1,437,000 of development costs and amortized $1,156,000 of previously capitalized technology. In conjunction with development planning, the Company evaluates previously capitalized development and in the three month period ended September 30, 1999, the Company expensed $112,000 of previously capitalized technology that was no longer aligned with the Company's current product strategy.

    In the third quarter of 1998, the Company capitalized $367,000 of software development costs, amortized $186,000 of previously capitalized technology and expensed $206,000 of capitalized software development costs that were no longer aligned with the Company's product strategy.

    7.  Basic EPS is computed by dividing net income by the number of weighted average common shares outstanding. Diluted EPS reflects potential dilution from outstanding stock options, using the treasury stock method. The dilutive effect of the stock options was 384,000 shares for three month period ended September 30, 1999 and 539,000 shares for the nine month period ended September 30, 1999. The dilutive effect of the stock options for the three month period ended September 30, 1998 was 213,000 shares, compared to 96,000 shares for the nine month period ended September 30, 1998.

    8.  The Company has three operating segments: Americas, Europe and Asia. Financial information by operating segment as of September 30 for the three month and nine month periods then ended is as follows (in thousands):

	Americas	Europe	Asia	Eliminations	Consolidated
Three month period ended September 30, 1999:
Revenue	$11,976	$3,226	$1,323	—	$16,525
Net income (loss)	716	(55)	(183)	—	478
Nine month period ended September 30, 1999:
Revenue	37,028	9,631	4,596	—	51,255
Net income (loss)	2059	(59)	(402)	—	1,598
Segment assets at September 30, 1999	33,038	4,698	1,900	(2,781)	36,854
Three month period ended September 30, 1998:
Revenue	$12,227	$3,155	$1,896	—	$17,278
Net income (loss)	711	29	(33)	—	707
Nine month period ended September 30, 1998:
Revenue	35,546	8,512	4,978	—	49,036
Net income (loss)	1,204	48	(377)	—	875
Segment assets at September 30, 1998	24,979	4,544	3,129	(2,781)	29,871

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

  •
  The ability of the Company to continually enhance the Manufacturing Software System for OBJECTS (MSS) product to meet ever changing market demands for both functionality and new technology;

  •
  The ability of the Company to effectively integrate newly acquired or licensed products with MSS and to train and incent its sales and marketing staff to sell such products;

  •
  Fluctuations in quarterly operating results caused by changes in the computer industry, buying patterns and general economic conditions;

  •
  The effect of year 2000 buying patterns on revenue from licensing of its MSS product;

  •
  The ability of the Company to successfully develop its MSS product to continue to meet European Monetary Union requirements;

  •
  The dependence of the Company on revenue from licensing of its MSS product;

  •
  The effects of changes in technology and standards in the computer industry;

  •
  The significant competition among developers and marketers of industrial software;

  •
  The ability of the Company to retain key employees;

  •
  The ability of the Company to continue to integrate complementary applications with its MSS product to meet functionality demands;

  •
  The Company's international operations, particularly in Asia;

  •
  The ability of the Company to manage expansion of international distribution channels;

  •
  The dependence of the MSS product line on a third-party database management system; and

  •
  Evolving standards regarding intellectual property protection for software products in general.

Results of Operations

    Net income.  The Company recorded net income of $478,000 or $.05 of basic earnings per share for the quarter ended September 30, 1999, compared to net income of $707,000 or $.07 of basic earnings per share for the quarter ended September 30, 1998. On a diluted earnings basis, the Company recorded net income of $.04 for the quarter ended September 30, 1999 compared to $.07 per share for the quarter ended September 30, 1998. The decrease in net income for the third quarter of 1999 compared to the third quarter of 1998 is primarily due to the profitability mix of revenues. For the nine month period ended September 30, 1999, the Company recorded net income of $1,598,000 or $.16 per share compared to net income of $875,000 or $.09 per share for the same period ended September 30, 1998. On a diluted earnings basis, the Company recorded $.15 for the nine month period ended September 30, 1999 compared to $.09 per share for the same period in 1998. For the nine month period ended September 30, 1999, the improved net income primarily resulted from growth in service revenue and control over selling, general and administrative expenses.

    Total revenue decreased 4% to $16,525,000 during the three months ended September 30, 1999 from $17,278,000 during the comparable period in 1998. For the nine month period ended September 30, 1999, total revenue increased 5% to $51,255,000 from $49,036,000 during the comparable period in 1998, as outlined below.

    Software license revenue consists of fees paid by customers for the right to use the Company's software. Software license revenue for the third quarter of 1999 decreased 38% to $4,205,000 from $6,757,000 during the same quarter in 1998. Software license revenue for the nine month period ended September 30, 1999 decreased 22% to $15,022,000 from $19,151,000 during the same period in 1998. Add-on sales of modules to the Company's installed customer base increased as a percentage of total software license revenue during 1999. At the regional level, license revenue declined 22% in the Americas, 11% in Europe and 36% in Asia for the nine month period ended September 30, 1999 compared to the same period in 1998. We believe the year 2000 planning cycle has softened current demand for enterprise software solutions, resulting in a decline in software license revenue and increased competition.

    On June 30, 1999, the Company acquired Computer Aided Business Solutions, Inc. ("CABS"), a Colorado corporation that licenses a series of software products that are complementary to the Company's products, and that assist in e-commerce applications. The Company expects the acquisition to result in increased software license revenue during future periods.

    During 1999, the Company has entered into OEM licensing agreements with vendors that provide the Company the right to license the vendors' product with the Company's product. The Company entered into such agreements for an advanced scheduling and planning product, a customer relationship management product, and a human resources management product.

    Service revenue includes customer support fees, training, consulting, installation and project management. Service revenue increased 19% to $11,559,000 from $9,677,000 during the same quarter in 1998. For the nine month period ended September 30, 1999, service revenue increased 25% to $33,874,000 from $27,007,000 during the same period in 1998. Service revenues showed strong growth in 1999 due to sustained license revenue growth in 1998. A major portion of professional services is purchased in the three to nine month period following the licensing of the software. In addition, service revenue continues to benefit from the Company's ongoing efforts to expand, standardize and promote its professional services offerings.

    Third-party software revenue is derived from the relicensing of third-party software licenses (complementary applications). These complementary applications have been engineered to function with the MSS software and extend the functionality of MSS. Third-party software and other revenue decreased 10% to $761,000 in the third quarter of 1999 from $844,000 during the same quarter in 1998. For the nine month period ended September 30, 1999, third-party software and other revenue decreased 18% to $2,359,000 from $2,878,000 during the same period in 1998. This decrease is primarily related to the decrease in software license revenue in the Americas, since third-party software is often licensed in conjunction with the licensing of the MSS product in the Americas.

    Cost of licenses decreased to $977,000 in the third quarter of 1999 from $1,078,000 in the same period of 1998. For the nine month period ended September 30, 1999, costs of licenses decreased to $2,669,000 from $3,518,000 in the same period in 1998. As a percentage of total license revenue, cost of licenses was 18% in the nine month period ended September 30, 1999, the same percentage as in the prior year comparable period. The decrease in the cost of licenses in absolute dollars is primarily due to realization of cost savings related to a long-term contract entered into in the second quarter of 1998 with the supplier of a product embedded in and distributed with the MSS product. In future periods these decreased costs as a percent of revenue may be offset by costs relating to an OEM licensing agreement with a leading customer relationship management software vendor. In addition, the Company expensed $350,000 of database software inventory in the second quarter of 1998 in conjunction with the execution of this long-term contract.

    Cost of services increased to $5,348,000, for the three months ended September 30, 1999 from $4,554,000, for the same period of 1998. For the nine month period ended September 30, 1999, cost of services as a percent of service revenue was 47%, compared to 48% in the same period in 1998. The decrease in the cost of services as a percent of revenue is due to improved customer support margins resulting from productivity improvements and high levels of customer support renewals. This was partially offset by lower margins in consulting and training services due to pricing pressures.

    Cost of third-party software and other decreased to $561,000 in the third quarter of 1999 from $703,000 in the same period of 1998. For the nine month period ended September 30, 1999, cost of third-party software and other decreased to $1,650,000 from $2,192,000 for the same period in 1998. For the nine month period ended September 30, 1999, cost of third-party software and other as a percent of third-party software and other revenue was 70%, down from 76% for the same period in 1998. The decrease in cost of third-party software as a percentage of third-party software revenue is due to changes in the mix of software products licensed in the quarter.

    Selling, general and administrative was $7,028,000, or 43% of total revenue, for the three month period ended September 30, 1999, down from $7,958,000, or 46% of total revenue, for the three month period ended September 30, 1998. Selling, general and administrative expense for the nine month period ended September 30, 1999 was $22,520,000 or 44% of total revenue, from $22,988,000 or 47% of total revenue for the same period in 1998. The decrease of selling, general and administrative expenses in both absolute dollars and as a percent of revenue reflects the Company's focused efforts to control expenses.

    Product development expense for the three months ended September 30, 1999 increased to $2,142,000 from $1,967,000 for the three months ended September 30, 1998. For the nine month period ended September 30, 1999, product development expense increased to $6,427,000 from $5,662,000 from the comparable period in 1998. As a percentage of total revenue, product development increased to 13% in the third quarter of 1999 from 11% during the same period in 1998. As a percentage of total revenue, product development increased to 13% for the nine month period ended September 30, 1999 from 12% in the comparable period in 1998.

    In the third quarter of 1999, the Company capitalized $464,000 of development costs relating to future releases of MSS for OBJECTS and amortized $315,000 of previously capitalized technology. In the nine month period ended September 30, 1999, the Company capitalized $1,437,000 of development costs and amortized $1,156,000 of previously capitalized technology. In conjunction with development planning, the Company evaluates previously capitalized development and in the three month period ended September 30, 1999, the Company expensed $112,000 of previously capitalized technology that was no longer aligned with the Company's current product strategy. During the third quarter in 1998, the Company capitalized $367,000 of development costs, amortized $186,000 of previously capitalized technology and expensed $206,000 of capitalized software development costs that were no longer aligned with the Company's product strategy.

    Provision for income taxes.  The provision for income taxes for the three and nine months ended September 30, 1999 and 1998 was comprised of U.S. federal, state and foreign income taxes. The Company's U.S. federal taxes are limited to alternative minimum taxes due to utilization of net operating loss carryforwards.

Liquidity and Capital Resources

    During the nine months ended September 30, 1999, the Company's cash, cash equivalents and short-term investments increased $1,635,000 to $11,708,000.

    The Company's operating activities provided cash flows of $5,953,000 during the nine month period ended September 30, 1999. Net income adjusted for noncash items and discontinued operations generated cash in the amount of $4,983,000. The reduction in receivables generated $3,067,000 of cash. In addition, the Company's accounts payable increased, generating $974,000 of cash. These sources were offset by a reduction in deferred revenue of $1,500,000 and a reduction in accrued expenses of $1,111,000. The decrease in accrued expenses resulted from lower accrued commissions and bonuses due to decreases in license revenues.

    Investing activities used $6,040,000 of cash for the nine months ended September 30, 1999. This includes $1,200,000 for acquisition payments, $1,970,000 for the purchase of short-term investments, $1,337,000 for the purchase of furniture, fixtures and equipment, and $1,661,000 of capitalized development costs.

    Financing activities used $248,000 of cash during the nine months ended September 30, 1999. The primary sources of cash were $1,200,000 borrowings on the line of credit to finance the CABS acquisition payment and proceeds on issuance of common stock of $566,000. This was offset by payments of $2,014,000 for principal payments on the Company's capital lease obligations. In addition, the Company refinanced $538,000 of its equipment facility in a cash flow neutral transaction.

    The Company has capital commitments with respect to software that it embeds and licenses with its software, and third party software that it has agreed to distribute. Under the remaining three years of an agreement with a database supplier, the Company has a $8,250,000 commitment that it pays in equal monthly installments. The Company has also entered into a commitment to pay minimum licensing royalties of $500,000 for the contract year ending June 30, 2000, and $1,000,000 for each of the subsequent four contract years. In addition, during August of 1999 the Company entered into a licensing agreement requiring the Company to pay $1,500,000 over one year in equal quarterly installments beginning with the quarter ended September 30, 1999.

    As part of the CABS acquisition, the Company issued 130,000 shares of its common stock and entered into an agreement to pay four equal installments of $250,000 due on December 31, 2000, 2001, 2002 and 2003.

    The Company does not have any other material scheduled commitments for capital expenditures. The Company believes that the $11,708,000 of cash, cash equivalents and short-term investments on hand at September 30, 1999, together with the Company's available line of credit and anticipated cash flows from operations will be sufficient to fund operating cash needs over the next twelve months. At September 30, 1999, the Company was in compliance with all related financial performance covenants under the bank line of credit. If the above sources of cash are not sufficient to fund operations, the Company may need to seek additional funds through equity or debt financing.

OTHER

    The Company began addressing year 2000 issues in April of 1997. The Company utilizes both information technology ("IT") and non-IT systems and assets throughout its worldwide operations.

    The Company has three main IT systems, all of which are year 2000 ready. The main system is the Fourth Shift MSS for OBJECTS Software System. This product is owned and developed by Fourth Shift and is the product the Company licenses and uses internally to run its business. The Company performed a complete review of the system for year 2000 readiness in early 1998. Areas of concern have been corrected and the process used to test for year 2000 readiness has been certified by the Information Technology Association of America to meet the information technology industry's best software development practices for addressing the year 2000 issue. All concerns for the Company's internal use of the software were addressed through the normal course of development of the product. There has been no material financial impact for the cost of these corrections. The Company's Payroll and Human Resource systems were updated in the third quarter of 1998 and the supplier has represented that they are year 2000 ready. The cost associated with this effort has been immaterial and did not adversely impact the Company's operating results. In addition, the Company's Customer Support Center's system is represented by the supplier as being year 2000 ready. The vendors of all other third-party IT systems relicensed by the Company and used in its internal operations have represented to the Company that these systems are year 2000 ready.

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

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments. Certain sales made through certain foreign subsidiaries are denominated in the subsidiaries' functional currencies. The effect of foreign currency exchange rate fluctuations versus the U.S. Dollar on these revenues is largely offset to the extent expenses of the foreign subsidiary are incurred and paid for in that same currency. None of these foreign operations have significant receivables, obligations or commitments denominated in currencies other than these operations' functional currencies. The Company does not have any foreign currency swaps or derivatives and is not subject to material foreign currency exchange risk. At September 30, 1999, the Company had $1,970,000 of short-term investments with maturity dates less than one year which are subject to changes in interest rates. Changes in interest rates would not have a material impact on the financial condition or operating results of the Company. There have been no significant changes in qualitative and quantitative risks since December 31, 1998. The Company had $1,474,000 of RMB on September 30, 1999 in its China operations. The Chinese government controls the currency in the Peoples Republic of China. Although no major fluctuations have significantly impacted the Company, the risk does exist that the Chinese government may devalue the currency, which would impact the financial position of the Company's subsidiary in China.

PART II—OTHER INFORMATION

ITEM 6.—EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  27.
  Financial Data Schedule

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOURTH SHIFT CORPORATION
November 12, 1999
/s/ DAVID G. LATZKE David G. Latzke
Vice President and Chief Financial Officer (principal financial officer)

QuickLinks

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II—OTHER INFORMATION
ITEM 6.—EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURE