Form 10-K
period 1999-12-31
FOURTH SHIFT CORP
filed 2000-03-30
CIK 905724

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended December 31, 1999
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                to                .

Commission File Number: 0-21992

FOURTH SHIFT CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1437794 (I.R.S. Employer Identification Number)

Suite 800
Two Meridian Crossings
Minneapolis, Minnesota 55423
(Address of principal executive office)
(612) 851-1500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /

    As of February 29, 2000, the aggregate market value of the registrant's Common Stock, $.01 par value, held by nonaffiliates of the registrant was $57,068,181 (based on the closing sale price of common stock as of February 29, 2000 as quoted on the Nasdaq National Market).

    As of February 29, 2000, there were 10,617,336 shares of the registrant's Common Stock, $.01 par value, issued and outstanding.

Documents Incorporated by Reference:

    The responses to items 10, 11, 12 and 13 herein are incorporated by reference to certain information in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held May 9, 2000.

PART I

ITEM 1. BUSINESS.

General

    Fourth Shift Corporation (the "Company") develops and markets internet-enabled, enterprise-wide business software. Our principal product, the Fourth Shift® Software System ("FOURTH SHIFT", formerly known as "MSS for OBJECTS"), includes integrated manufacturing, financial, and e-business applications. Fourth Shift also markets Business Relationship Management and Human Resources Management Systems acquired on a private label OEM basis. Fourth Shift combines its enterprise business applications, professional services, customer support, and on-going personal management of the customer to deliver Complete Care by Fourth Shift. Our software system, which operates in the computing environments most accepted in the business community, including Windows and Windows NT, was one of the first enterprise resource planning ("ERP") systems to facilitate access of employees, customers, and suppliers to essential business data over the Internet.

    The 1999 fiscal year was a year of challenges for ERP suppliers, but also a year of substantial progress in our efforts to expand our business. Despite a worldwide decline in the market for ERP software solutions, we were able to continue to be profitable, grow revenues, and expand our product line. We acquired a Colorado-based company in June 1999 that had developed e-commerce applications specifically for compatibility with our software systems. In mid-1999, we formed strategic partnerships with a leading Business Relationship Management software vendor and Human Resource Management software vendor that allow us to private label and relicense their software systems as part of FOURTH SHIFT. Late in 1999 we released Fourth Shift 7.0®, a true 32-bit version of our core product and officially changed our product name from MSS for OBJECTS to FOURTH SHIFT, in order to take advantage of the brand equity in our name.

    The expansion in 1999 follows years of steady growth. In 1995 and 1996, sales grew rapidly due to further market penetration both domestically and internationally, as well as the further expansion of the breadth of our FOURTH SHIFT product line. Our revenue expanded at a slower rate during 1997, as Asian operations began to show the effects of an economic slowdown. We also instituted a restructuring plan December 1997, under which the development operations for a new software system (OBJECTS) were combined with continued development on the FOURTH SHIFT system, reducing overall product development costs. The charges recorded in connection with this restructuring plan caused us to record a loss in 1997.

    In 1998, we returned to profitability, generating more than $3,250,000 in operating income with total revenue growth of 30%. Our revenue in the Americas and Europe grew due to improved sales strategies, increased sales headcount and expanded product and service offerings. We introduced eight new releases of FOURTH SHIFT in 1998, as well as support for Microsoft SQL Server, which opened new markets.

    We believe that the additional product breadth resulting from the acquisition and strategic relationships we negotiated in 1999, together with the substantial improvements we have made in our existing software system, leave us well positioned to capitalize on the recovery of the ERP market that is expected to occur in 2000.

Products—FOURTH SHIFT

    Our products cover the entire spectrum of capabilities required by mid-sized manufacturers utilizing e-business. Fourth Shift e-business solutions can tap into every segment of an enterprise from customers, to suppliers, to employees.

    We provide unique software and services to manufacturers marketed as Complete Care. The elements of Complete Care include:

e-ERP Backbone

    The e-ERP backbone is the core of our product, supporting all of our customers' critical business systems. The rich functionality of our e-ERP backbone incorporates the latest 32-bit Microsoft technologies, providing seamless connectivity between all areas of our customers' business including, manufacturing, order-entry, product configuration, and financials.

Customer Care

    We believe nothing is more important than taking care of our customers. Our Customer Care means expanding our customers' front office to the virtual enterprise and beyond. Our customers build enduring relationships with their customers via the Internet by enabling interactive collaboration and contact between their employees, their business partners and their customers.

Supplier Care

    Customer satisfaction is critical, but customers can't be satisfied without a solid supply chain. In today's increasingly complex business environment, the supply chain is getting longer and involving a greater number of suppliers. Fourth Shift Supplier Care means involving and monitoring all key points along our customers' supply chain.

Employee Care

    Employees are one of every business's most vital assets. Because of today's competitive labor market and more mobile workforce, attracting, hiring and training new employees is more expensive than ever. Employee Care takes control and simplifies human resource and payroll functions to provide employees with the tools and services they need and appreciate.

    We believe that FOURTH SHIFT can be distinguished from competing products because:

  •
  FOURTH SHIFT is an integrated (rather than interfaced) system designed to allow fast, multi-user access to data;

  •
  Our e-business capabilities are developed and supported by Fourth Shift;

  •
  FOURTH SHIFT includes over 40 application modules integrated with third party products that have expanded from the broad, deep functionality we have always provided in our e-ERP applications to include leading functionality in Business Relationship Management and Human Resources Management;

  •
  Our professional services provide an extended level of reliability for our customers, unlike some competitors who outsource services and support;

  •
  We are focused on rapid and easy implementation and have developed extensive training aids, both interactive CD-ROM and classroom;

  •
  FOURTH SHIFT is easy to use and offers seamless integration with off-the-shelf word processing, electronic mail, spreadsheet and other applications;

  •
  FOURTH SHIFT is offered with a comprehensive support program with local, national and international support organizations;

  •
  FOURTH SHIFT supports multiple currencies and is available in most major languages; and

  •
  FOURTH SHIFT is designed to encourage business process reengineering and efficiency in our customers' manufacturing processes.

    The Fourth Shift® Software System ("FOURTH SHIFT") we market as Complete Care, is an enterprise-wide software solution for business entities. Functioning in the Windows/Windows NT/NetWare open system environments, it provides an integrated approach to the industrial planning and control processes, financial management and reporting, sales order processing, customer relationship management and human resources functions. A customer can combine any number of software modules from our base product line to provide on-line access to real-time information for MRP, bills of material, capacity requirements planning, master production scheduling, financial management, and sales order processing. Information is communicated consistently among the various functional modules of FOURTH SHIFT through a common database, facilitating the automatic updating of common information used by all applications. Using this system, a customer can manage inventory to significantly reduce carrying costs, manage material ordering to limit manufacturing shortages, manage manufacturing to reduce finished goods surpluses or shortages, immediately access information necessary to communicate customer order scheduling on-line, monitor overall manufacturing and problem areas to maximize efficiency and quickly produce financial reports that are consistent with manufacturing records.

    Our FOURTH SHIFT product family includes more than 40 integrated and internet enabled manufacturing, accounting, sales, human resources management, business relationships management and information management applications. Our products are sold in standardized modules with extensive documentation and training aids, but can also be customized. FOURTH SHIFT is modular, so users can begin with fundamental applications and add more specialized functionality as their requirements evolve and grow.

    The following is a list of current FOURTH SHIFT product line offerings:

Manufacturing Modules
Inventory Management
 • Inventory Control
 • Shipping
 • Lot Trace/Serialization
Manufacturing Operations
 • Manufacturing Order Management
 • Repetitive Manufacturing
Product Definition
 • Bill of Material
 • Product Costing
Planning and Scheduling
 • Materials Requirements Planning
Vendor Operations
 • Purchasing
 • Approved Vendor Sourcing
Custom Products Manufacturing
Co-Products Manufacturing
Material Management/Analysis
Operations Performance
Shop Floor Tracking and Reporting
Engineering Module
VisiBar, barcode data collection system

Sales Activity Modules
Customer Operations
 • Order Entry
 • Advanced Price Book
Sales Analysis
Rules Based Pricing
Sales Order Processing
Financial Modules
Financial Management
 • Accounts Payable
 • Accounts Receivable & Invoicing
 • General Ledger
Payroll Connection
General Ledger Restructuring Package
Multi-Currency Management
Cash Management
System-Wide Modules
System Administration
 • Configuration
 • System Control
 • CIM Data Import
 • CIM Data Export
 • Management Reports
 • Framework for Windows
Executive Information System(EIS)
CIM Customizer
Screen Customizer
VisiWatch, event notification agent

OEM Product Lines
Business Relationship Management (BRM)
 • Powered by Pivotal
Advance Planning and Scheduling
 • Powered by Systems Modeling
Human Resource Management (HRMS)
• Powered by Ultimate	Third-Party Products
Integrated EDI System
Rules-Based Configurator
Cash Collection & Management
Cycle Counting/Inventory Management
Manufacturing Variance Analysis
Message Analysis & Reporting
Remote Communications
Paperless Document Management
Electronic Business Forms
Automated Timekeeping
Quote Management
Forecast Management System
Bill of Material Analysis
Store Front Cash Collections System

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

    The function of these modules can be further enhanced for use in specific manufacturing environments with the Visibar BarCode Data Collection Module, the Shop Floor Tracking and Reporting Module, the Co-Products Manufacturing Module and the Custom Products Module. In addition, the Vendor Operations Module helps buyers manage vendor relationships and the Material Management/Analysis Module allows for simulations and engineering-change control. The Engineering Module permits engineering information to be integrated with bill of material information.

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

    The System-Wide Modules extend and enhance the manufacturing, sales activity and financial modules. The System Administration Module is used to tailor the FOURTH SHIFT modules to each customer's needs, and contains key features such as audit trails, multi-language support, VAT tax, system-wide security and Novell or Windows NT support. The System Administration Module also provides CIM connectivity to either commercial or user-developed third-party applications. Open Database Connectivity (ODBC) is also provided under the System Administration Module: this provides access to the FOURTH SHIFT database via ODBC enabled applications, i.e., Microsoft Corporation's Office suite of products. Additional system-wide modules such as Executive Information Systems (EIS), CIM Customizer, and Screen Customizer complement the System Administration Module by providing broader functionality. The EIS Module provides decision-makers a key performance measurement tool that displays a quick overview of the state of the entire business. The CIM Customizer Module allows the user to extend the FOURTH SHIFT applications by embedding other application software into the processing flow of the FOURTH SHIFT system. The Screen Customizer permits the customers to configure certain screens to fit their business application. The VisiWatch Module "watches" transaction data generated by FOURTHSHIFT taking specified data as a trigger to perform actions such as sending an e-mail, synchronizing multiple databases and generating reports.

    In 1999, the Company added three OEM Product Lines to its product offerings. The Company licenses, implements and supports these OEM software and hardware products, which are integrated to function with the FOURTH SHIFT software. These products extend the functionality of FOURTH SHIFT and provide a better solution to the Company's clients. At December 31, 1999, the Company had three agreements, which allow the Company to re-brand the OEM products and license them as Fourth Shift products.

    The typical customer licenses between $50,000 and $150,000 of FOURTH SHIFT software. FOURTH SHIFT license revenue totaled $20,440,000 for the year ended December 31, 1999 or approximately 30% of the overall revenue of the Company.

    Third-Party Products.  The Company also licenses, implements and supports third-party software and hardware products, which are integrated to function with the FOURTH SHIFT software. These products extend the functionality of Fourth Shift's software and provide a broader solution to Fourth Shift clients. At December 31, 1999, the Company had nine agreements with various third-party software and hardware vendors to license third-party products. Third-party products revenue totaled $3,055,000 during the year ended December 31, 1999.

Services

    The Company offers a broad range of services for its FOURTH SHIFT product line, including a comprehensive customer support program, business consulting, network-related technical consulting, custom software development and extensive training programs. Such services constituted 66%, 56%, and 52% of the Company's revenue during 1999, 1998 and 1997, respectively.

    Customer Support Program.  The Company offers a standardized customer support program ("CSP") for FOURTH SHIFT. CSP is a comprehensive, fee-based program designed to help customers obtain the maximum benefit from their business management software. CSP subscribers pay an annual fee of 15-18% of the current list price of the modules licensed. Approximately 75% of the currently active users of FOURTH SHIFT products subscribe to CSP. The Company believes CSP is a stable and reliable source of revenue, which the Company intends to continue to emphasize to its new and existing customer base.

    Included among the materials and services furnished through CSP are new product upgrades, telephone technical and application support, an electronic bulletin board, and newsletter and application notes. Updated and enhanced versions of the Company's software products are provided to CSP subscribers as part of the annual subscription fee. Telephone support calls are handled by manufacturing, financial and technical experts located in the Company's offices in the United States, Mexico, United Kingdom, People's Republic of China, and Singapore. Additionally, certain distributors handle support calls in Eastern Europe and the Middle East.

    Professional Services.  The Company offers business consulting and training for use of its FOURTH SHIFT products, as well as custom software development services. Implementation consulting services, available on a fee basis, include implementation planning, project management and specialized custom training. The Company offers an Implementation Workshop series designed to ease the FOURTH SHIFT implementation process, a readiness audit to identify problems prior to using the system, business reviews to maximize the utility of the system once installed and several benchmarking tests to measure performance against competitors.

    The Company's Integrated Solutions Consulting Group provides tailored solutions for customers who desire to capitalize on the advantages of e-commerce, Electronic Data Interchange (EDI), Business Relationship Management (BRM) and Sales Force Automation (SFA) customization.

    The Company offers a series of classroom and individual on-site training options. Training includes classroom instruction at the Company's offices in the United States, United Kingdom and People's

Republic of China and at authorized training centers or at customer sites. Customers may also purchase Mentor™, the self-paced interactive CD-ROM training module, to supplement standard training classes while serving as an update class for the occasional user.

    The Company also offers, on a limited basis, custom software development services to meet specific customer requirements, and to integrate FOURTH SHIFT with a customer's existing computer systems and/or third-party software providers.

Markets

    The Company targets midmarket manufacturing companies (revenues less than $150 million) and remote manufacturing facilities of Fortune 1000 companies. FOURTH SHIFT is licensed primarily to mid-sized manufacturing companies, or business units of larger manufacturing companies, that generate more than $5 million of revenue annually and require up to approximately 100 concurrent users. FOURTH SHIFT is used by discrete manufacturers (which assemble or machine parts into finished products) and by process manufacturers (which mix, separate and otherwise combine or control ingredients to create finished products). It has broad application and use in the computer and electronics, machinery, consumer goods, automotive and fabricated products industries.

    The Company also participates in the e-business marketplace with software and services that enable companies to conduct e-business. The target market for FOURTH SHIFT e-business initiatives are the same as its software products, midmarket manufacturers; however, FOURTH SHIFT's e-business capabilities are taking the Company into other new markets, including dot com companies.

Sales and Marketing

    The Company distributes its products and services through a direct sales force and value-added resellers in major markets, and through sales agents in secondary markets. The Company maintains regional sales offices located in San Diego and San Ramon, California; Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; Cleveland, Ohio; Dallas, Texas; Philadelphia, Pennsylvania; and Phoenix, Arizona; in addition to its headquarters located in Minneapolis, Minnesota. The Company sells directly through wholly owned subsidiaries in the United Kingdom, Mexico, the People's Republic of China, South Africa, Australia, Malaysia, and Singapore, and through distributors in the Americas, Europe, Africa, the Middle-East, and Asia. During 1999, approximately 95% of the Company's software license revenue was generated through direct sales personnel and 5% was generated through resellers and agents. Of the license revenue generated through resellers and agents, approximately 58% of software license revenue was generated in The Americas and 42% was generated abroad (see Note 11 to the Consolidated Financial Statements).

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

    Sales cycles for the Company's products vary substantially based on the degree of integration, consulting and training required and also on the status of the customer's implementation of a hardware system. The product sales cycle is usually four to six months from the time an initial sales presentation is made to a customer until the software is delivered and licensed. The Company's products are typically shipped within 48 hours of receipt of order. Generally 30-50% of the price is paid when the order is made and the balance is due 30 days after delivery of the product.

Strategic Arrangements

    Part of the Company's sales and marketing strategy is to build and develop relationships with companies that will play an important role in the successful marketing of the Company's products. These companies include system software suppliers (such as Microsoft Corporation), database companies (such as Micro Data Base Systems, Inc. and Microsoft Corporation), and business application developers (such as Pivotal Software, Inc. and The Ultimate Software Group). The Company uses products from system software suppliers to develop the Company's application software products. The suppliers also serve as technical references for future prospects. Arrangements with database companies allow the Company to sublicense database management systems with its products and to provide fee-based support for licensees. The Company's arrangements with other software developers allows the Company to extend the functionality of FOURTH SHIFT and seamlessly integrate these other products into the FOURTH SHIFT system, greatly enhancing the Company's offerings in the marketplace while reducing the Company's development cost burden.

Product Development

    Historically, the Company has invested heavily in research and development. During the years ended December 31, 1999, 1998 and 1997, the Company recorded research and development expenses from continuing operations of $9,008,000, $7,571,000, and $9,271,000, respectively. In addition, the Company capitalized $2,238,000 and $1,023,000 in 1999 and 1998, respectively, of development costs related to the development of FOURTH SHIFT functionality and related modules that had reached technological feasibility. The Company begins amortization of previously capitalized costs upon general distribution of the product and uses a three to five year economic life of the framework and modules. Amortization expense totaled $1,371,000, $625,000 and $720,000 in 1999, 1998 and 1997, respectively.

    In December 1997, the Company evaluated its cost structure and the future marketability of its products and wrote off $1,630,000 of previously capitalized development costs as a result of the change in product strategy. This write off was included in the 1997 restructuring charge totaling $2,566,000. In 1999 and 1998, the Company wrote off $795,000 and $458,000, respectively, of previously capitalized technology that was no longer aligned with the Company's product strategy.

    In 1998, the Company's product strategy was focused on providing solutions for the Company's primary customer base. Releases incorporated much of the OBJECTS technology including support for both Micro Data Base Systems Inc. and Microsoft SQL Server databases, and multi-company, multi-plant application functionality. Releases in 1998 provided an Internet ready application software release targeted for small to mid-size manufacturers.

    In 1999, the Company released Fourth Shift 7.0®. This release was built with several Microsoft tools, including Visual Studio C++ and Windows Help. Fourth Shift 7.0 includes numerous advances over previous versions such as 32-bit architecture, an enhanced engineering module and full European Monetary Unit (EMU) and ODBC compliance. In addition, this release supports Microsoft SQL server 7.0.

    The computer industry is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements and achieve market acceptance. In particular, the Company believes it must continue to respond quickly to users' needs for broad functionality and multiplatform support and to advances in hardware and operating systems. Failure to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness and revenues. In the past, the Company has experienced delays in the introduction of new products and product enhancements. These development efforts are dependent upon the availability of adequate cash to fund them. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely basis or that the Company will not experience significant delays in the future, which could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance.

Competition

    The software industry is intensely competitive and rapidly changing. Due to the flexibility of the Company's products, the Company's competitors range from providers of high-end industrial application software for use on mainframes and minicomputers to providers of low-end application software for use on PCs and LANs. Because of the wide functionality of the Company's product line, competitors include providers of financial and business application software as well as industrial and manufacturing resource planning software. The Company competes generally on the basis of product features and functions, product architecture, the ability to run on a variety of industry standard platforms, technical support and other related services, ease of product integration with third-party application software and price/performance. The ability to address thoroughly the requirements for various forms of manufacturing (discrete, process, etc.), efficiency of the user interfaces and commands, computational speed and responsiveness, ease of implementation, support for application integration, extensive training materials, and established local support and training are key competitive factors with respect to FOURTH SHIFT.

    FOURTH SHIFT currently competes primarily in the market for PC-based ERP software. The Company's primary competitors in this market include Baan Company N.V., Epicor Software Corporation, Kewill ERP, Inc., Lilly Software Associates, Macola, Inc., Made2Manage Systems, Inc., QAD, Inc. and Symix Systems, Inc. In addition, there are a number of smaller, regional companies that produce MRP II software for PCs. The Company believes that purchases in this market are based primarily on hardware platform and operating system (Windows/Windows NT/NetWare for LANs versus UNIX systems), functionality, ease of implementation, application integration and industry reviews. The Company believes that the FOURTH SHIFT product line competes favorably in the portion of this market intended for Windows/Windows NT/NetWare operating systems and LANs.

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

Intellectual Property

    The Company has registered its trademarks for software services and products with the United States Patent and Trademark Office and with the equivalent offices of most foreign countries in which it does business. The Company also registers the copyright on its FOURTH SHIFT software products.

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

    The Company's software products are licensed to end users under a perpetual, nontransferable, nonexclusive license that stipulates which modules can be used and how many concurrent users may use them. The Company relies primarily on "shrink wrap" licenses for the protection of FOURTH SHIFT. A "shrink wrap" license agreement is a printed license agreement included in the packaged FOURTH SHIFT software that sets forth the terms and conditions under which the licensee can use the product, and binds the licensee by its acceptance and license of FOURTH SHIFT to such terms and conditions. Shrink wrap licenses typically are not signed by the licensee and therefore may be unenforceable under the laws of certain jurisdictions.

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

Production

    The principal materials and components used in the Company's software products include computer media, user manuals and training guides. The Company prepares master software disks, user manuals and packaging. In some cases, the Company uses third-party vendors to duplicate disks containing its software and to print the Company's user manuals, packaging and related materials. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products, or material returns due to product defects.

Employees

    As of December 31, 1999, the Company had 511 full-time employees, including 124 in sales and marketing, 103 in software programming and documentation, 210 in customer support services and 74 in finance and administration. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

    The Company's corporate headquarters are located in Minneapolis, Minnesota, in a leased facility consisting of approximately 61,000 square feet. The Company leases additional facilities for domestic operations in San Ramon and San Diego, California; Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; Cleveland, Ohio; Dallas, Texas; Denver, Colorado; Philadelphia, Pennsylvania; Nashua, New Hampshire; and Phoenix, Arizona. The Company also leases facilities and offices for its international operations in London, Paris, Mexico City, Johannesburg, Melbourne, Bangkok, Singapore and in Beijing, Tianjin, Guangzhou, and Shanghai of the People's Republic of China. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed to accommodate expansion of corporate operations and for additional sales offices. See Note 8 of Notes to Consolidated Financial Statements for information regarding the Company's lease obligations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

EXECUTIVE OFFICERS

    Marion Melvin Stuckey, age 61, is the founder of the Company and has been the Chief Executive Officer and Chairman of the Company since 1982. Prior to forming the Company, Mr. Stuckey was an executive officer of Control Data Corporation ("CDC"), a multinational computer hardware, peripherals and services company, from 1975 to 1982. Prior to that Mr. Stuckey served in various sales, marketing and management positions at IBM from 1960 to 1975.

    Jimmie H. Caldwell, age 60, has been President, Chief Operating Officer and a Director of the Company since 1984. Prior to that time, Mr. Caldwell served in various positions at CDC from 1964 to 1984 and held the position of Vice President of Operations for CDC's Peripheral Products Company when he left to join the Company.

    David G. Latzke, age 40, has been Vice President and Chief Financial Officer since April 1994. Mr. Latzke joined the Company as director of special projects in April 1993. From 1982 until April 1993, Mr. Latzke was a manager with the Audit and Business Advisory Division of Arthur Andersen LLP.

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

	High	Low
FISCAL 1998:
First Quarter	3 1/8	2 1/4
Second Quarter	4 9/16	2 1/2
Third Quarter	5 9/16	3 1/8
Fourth Quarter	4 3/4	2 7/16
FISCAL 1999:
First Quarter	7 1/16	4 1/4
Second Quarter	5 1/2	3 5/16
Third Quarter	4 5/8	2 15/16
Fourth Quarter	6 15/16	2 7/8

    As of December 31, 1999, there were 287 shareholders of record and, based on the best available information, approximately 3,000 beneficial holders of the Company's Common Stock. The Company has never paid cash dividends on its Common Stock and currently intends to retain earnings for use in operations.

ITEM 6. SELECTED FINANCIAL DATA

Selected Consolidated Financial Data
(In Thousands, Except Per Share Data)

	1999	1998	1997	1996	1995
STATEMENT OF OPERATIONS DATA-
REVENUE:
Software license	$20,440	$26,284	$21,883	$22,947	$17,128
Service	45,754	37,963	27,137	23,822	18,097
Third-party software and other	3,055	3,957	3,298	2,541	1,999

Total revenue	69,249	68,204	52,318	49,310	37,224

OPERATING EXPENSES:
Cost of licenses	3,979	4,577	2,767	2,601	1,708
Cost of services	22,004	18,274	13,209	11,747	8,868
Cost of third-party software and other	2,253	3,021	2,341	2,008	1,386
Selling, general and administrative	29,614	31,508	27,505	23,046	18,720
Product development	9,008	7,571	9,271	8,674	5,732
Restructuring charge	—	—	2,566	—	149

Total operating expenses	66,858	64,951	57,659	48,076	36,563

Operating profit (loss)	2,391	3,253	(5,341)	1,234	661
Other expense, net	(188)	(545)	(432)	(36)	(158)

Income (loss) from continuing operations before provision for income taxes	2,203	2,708	(5,773)	1,198	503
Provision for income taxes	324	465	328	189	298

Income (loss) from continuing operations	1,879	2,243	(6,101)	1,009	205

Discontinued operations:
Loss from discontinued operations	—	—	—	—	(7,642)
Net gain on sale of discontinued operations	236	281	2,311	761	2,037

Total discontinued operations	236	281	2,311	761	(5,605)

Net income (loss)	$2,115	$2,524	$(3,790)	$1,770	$(5,400)

Basic income (loss) per common share(1):
Continuing operations	$.19	$.22	$(.63)	$.11	$.02
Discontinued operations	.02	.03	.24	.08	(.60)

Basic income (loss) per share	$.21	$.25	$(.39)	$.19	$(0.58)

Diluted income (loss) per common share(1):
Continuing operations	$.18	$.22	$(.63)	$.10	$.02
Discontinued operations	.02	.03	.24	.08	(.59)

Diluted income (loss) per share	$.20	$.25	$(.39)	$.18	$(.57)

BALANCE SHEET DATA -
Working capital (deficit)	$286	$(364)	$(4,161)	$847	$1,810
Total assets	40,482	33,401	31,429	31,172	24,494
Long-term obligations	2,834	835	1,299	2,304	275
Shareholders' equity	10,619	7,079	4,047	7,087	4,700

(1)
See Note 2 of Notes to the Company's Consolidated Financial Statements for an explanation of the determination of shares used in the per common share computation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    1999 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

    Cautionary statement for purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.  The following Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated sales, marketing and research and development expenditures, growth in revenue, capital requirements and the sufficiency of cash to meet operating expenses. These and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

  •
  The ability of the Company to continually enhance the Fourth Shift® Software System ("FOURTH SHIFT", formerly known as "MSS for OBJECTS") product to meet ever changing market demands for both functionality and new technology;

  •
  The ability of the Company to effectively integrate newly acquired or licensed products with FOURTH SHIFT and to train and incent its sales and marketing staff to sell such products;

  •
  Fluctuations in quarterly operating results caused by changes in the computer industry, buying patterns and general economic conditions;

  •
  The ability of the Company to successfully develop its FOURTH SHIFT product to continue to meet European Monetary Union requirements;

  •
  The dependence of the Company on revenue from licensing of its FOURTH SHIFT product;

  •
  The effects of changes in technology and standards in the computer industry;

  •
  The significant competition among developers and marketers of industrial software;

  •
  The ability of the Company to retain key employees;

  •
  The ability of the Company to continue to integrate complementary applications with its FOURTH SHIFT product to meet functionality demands;

  •
  The Company's international operations, particularly in Asia;

  •
  The ability of the Company to manage expansion of international distribution channels;

  •
  The dependence of the FOURTH SHIFT product line on a third-party database management system; and

  •
  Evolving standards regarding intellectual property protection for software products in general.

RESULTS OF OPERATIONS

Revenue:

    Total revenue for the year ended December 31, 1999 increased 2% to $69,249,000 from $68,204,000 in 1998, and increased 30% to $68,204,000 in 1998 from $52,318,000 in 1997. The overall growth in total revenue over the three-year period was achieved through increased market penetration in the Americas, geographic expansion internationally and increased services offered. Total revenue in the Americas increased 1% from 1998 to 1999 and 34% from 1997 to 1998. Total revenue from the Company's subsidiary in Asia decreased 8% from 1998 to 1999 and 3% from 1997 to 1998. The decrease in revenue was primarily a result of economic problems in Asia. Total revenue from the Company's European subsidiary grew 8% in 1999 and 43% in 1998. The growth was the result of continued market penetration in continental Europe. As a percentage of total revenue, sales outside of the Americas accounted for 27% in 1999 and 1998, and 29% in 1997.

    Software license revenue are fees paid by customers for the right to use the Company's software system. Software license revenue decreased 22% to $20,440,000 in 1999 from $26,284,000 in 1998 and increased 20% in 1998 from $21,883,000 in 1997. In the Americas, license revenues decreased 22% from 1998 to 1999, license revenue in Europe declined by 17%, and license revenue in Asia declined by 34%. We believe these decreases resulted from a softened demand for new ERP systems worldwide due to year 2000 fears and the diversion of resources to address that issue. Continued economic problems in Asia resulted in reduced customer demand, particularly in new system licenses, as fewer new manufacturing enterprises opened, and those in place delayed capital expenditures.

    Service revenue includes customer support fees, training, consulting, installation and project management. Service revenue increased 21% to $45,754,000 in 1999 from $37,963,000 in 1998 and 40% in 1998 from $27,137,000 in 1997. Service revenue has increased over the three-year period due to the Company's efforts to standardize and promote its consulting and training offerings, as well its development of additional value-added services for its customers.

    Third-party software and other revenue are derived principally from the resale of third-party software licenses (complementary applications) along with limited hardware sales. These complementary applications have been integrated to function with the FOURTH SHIFT software and extend the functionality of the FOURTH SHIFT system. Third-party software and other revenue decreased 23% to $3,055,000 in 1999 from $3,957,000 in 1998 and increased 20% in 1998 from $3,298,000 in 1997. The decrease in 1999 from 1998 is directly related to the decrease in FOURTH SHIFT license revenue, since third-party software is often licensed in conjunction with the licensing of the FOURTH SHIFT product.

Operating Expenses:

    Cost of licenses decreased to $3,979,000 in 1999 from $4,577,000 in 1998 and increased from $2,767,000 in 1997. These amounts are, in percentage terms, 19%, 17% and 13% of 1999, 1998 and 1997 total license revenue respectively. The increase in the cost of licenses as a percentage of license revenue in 1999 and 1998 is primarily due to the fixed royalty costs paid to third-party software suppliers whose products are embedded in and distributed with the FOURTH SHIFT product.

    Cost of services increased to $22,004,000 in 1999 from $18,274,000 in 1998 and from $13,209,000 in 1997, and held steady as a percentage of service revenue at 48% in 1999 and 1998, decreasing from 49% in 1997. Costs as a percentage of revenue were favorably impacted by improved productivity. This was partially offset by lower margins in consulting and training services due to pricing pressures.

    Cost of third-party software and other expenses as a percentage of third-party software and other revenue was 74% in 1999, 76% in 1998, and 71% in 1997. The change in the cost of third-party software and other expenses as a percentage of related revenues is primarily due to the mix of products sold.

    Selling, general and administrative expense decreased to $29,614,000 in 1999 from $31,508,000 in 1998 and increased from $27,505,000 in 1997. As a percentage of total revenue, selling, general and administrative expense was 43% in 1999, 46% in 1998, and 53% in 1997. The decrease in spending in absolute dollar terms in 1999 as well as the decrease as a percentage of revenue reflects the Company's focused efforts to control expenses as revenues grow. The increase in spending in absolute dollars in 1998 is due to the addition of sales and marketing personnel, and related commissions earned, in connection with the Company's expanded market penetration in the Americas and international markets.

    Product development expense increased to $9,008,000 or 13% of total revenue in 1999, compared to $7,571,000 or 11% of total revenue during 1998 and $9,271,000 or 18% of total revenue in 1997. The increase in 1999 relates to increased amortization expense and write-offs. The $1,700,000 reduction in product development from 1997 to 1998 resulted from the execution of a product development restructuring plan to combine some of the OBJECTS technology with the functionality of the current FOURTH SHIFT product and to redirect Company development activities. This plan was implemented in the fourth quarter of 1997. The restructuring plan merged two development operations into one, resulting in staff and contractor reductions and allowing the Company to close its development office in San Jose. The implementation of this plan reduced 1998 product development costs in absolute dollars and as a percentage of revenue.

    In 1999 and 1998, the Company capitalized $2,238,000 and $1,023,000 of development costs, respectively. Amortization expense for 1999, 1998 and 1997 totaled $1,371,000, $625,000 and $720,000, respectively, and is included as a component of product development expense. In 1999 and 1998, the Company wrote off $795,000 and $458,000, respectively, of previously capitalized technology that was no longer aligned with the Company's current product strategy. In connection with its 1997 restructuring, the Company wrote off $1,630,000 of previously capitalized costs relating to the OBJECTS products, net of accumulated amortization, to restructuring expense (see "Restructuring Charge" discussion).

    The Company's research and development activities are conducted internally and consist primarily of software development—the writing of code. The Company does not have any material fixed commitments for capital expenditures in research and development. The Company believes that product development spending is critical to the continuing success of the Company's products and intends to continue to invest heavily in research and development.

    The Company accounts for capitalized development costs and related amortization under Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," whereby capitalization of computer software development costs is to begin upon the establishment of technological feasibility, limited to the net realizable value of the software product, and cease when the software is available for general release to customers.

    Restructuring charge recorded in 1997 is the result of an evaluation of the Company's structure and organization, primarily in the product development area. In December 1997, the Company's development operations were restructured in conjunction with a change in product strategy. Specifically, all development activities in the Americas were combined into a single operation—previously the Company maintained two development groups. The restructuring charge totaled $2,566,000 and included $394,000 of severance costs for employees and contractors, $392,000 to provide for the cost to exit office space that was no longer needed as a result of the staff reductions, and $150,000 of prepaid royalties relating to the OBJECTS product that had no future value. In addition, $1,630,000 of previously capitalized development costs was expensed as a result of the change in product strategy. The reorganization of the development activities was completed during 1998 and resulted in reduced 1998 product development costs and streamlined product development.

    Other expense, net is comprised principally of interest expense on line-of-credit borrowings, equipment loans and leases, net of interest income.

    Provision for income taxes totaled $324,000 in 1999 versus $465,000 in 1998 and $328,000 in 1997. The tax provision for 1999 and 1998 is comprised of U.S. federal, state and foreign income taxes and is comprised of state and foreign taxes in 1997. The Company's U.S. federal taxes are limited to alternative minimum taxes due to utilization of net operating loss carryforwards. The Company has not recognized any benefits related to deferred taxes or net operating loss carryforwards.

Operating Profit (Loss):

    The Company reported operating profit of $2,391,000 for 1999 compared to $3,253,000 for 1998 and an operating loss of $5,341,000 for 1997. The operating income in 1999 and 1998 is a result of increased selling and marketing efforts, and the Company's focused efforts to control expenses as revenues grow.

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

Discontinued Operations:

    Net Gain on Sale of Discontinued Operations relates to the Company's 1995 sale of Just In Time Enterprise Systems, Inc. (JIT), a wholly owned subsidiary. In connection with the sale, the Company received a note receivable based on revenues generated from the JIT Enterprise System. The Company recognizes gains associated with this note as such amounts are deemed collectible. In 1999, the Company recognized $236,000, compared to $281,000 in 1998 and $2,311,000 in 1997. All income taxes related to these transactions have been offset by utilization of net operating losses previously generated by JIT.

FOREIGN CURRENCY EXCHANGE

    The Company denominates the majority of its sales in U.S. dollars. Sales in the United States, which accounts for 69% of total revenues, are denominated and paid in U.S. dollars. Sales in Asia, which accounts for 9% of total revenues, are denominated in U.S. dollars and payment is generally received in the local currency based on the exchange rate on the date of payment. Sales in Europe and other countries in the Americas account for 22% of total revenues. Of those sales, approximately 35% of sales are denominated in U.S. dollars, the remainder is denominated in the local currency. Payment for these contracts is generally received in local currency based on the contract or based on the exchange rate at the date of payment. The effect of foreign currency exchange rate fluctuations versus the U.S. dollar on these revenues is largely offset to the extent expenses of the foreign subsidiary are incurred and paid for in that same currency. None of these foreign operations have significant receivables, obligations or commitments denominated in currencies other than these operations' functional currencies.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by continuing operations was $7,465,000 in 1999 compared to $8,509,000 in 1998 and $1,775,000 in 1997. In 1999, the net income adjusted for discontinued operations and noncash items resulted in a cash source of $6,989,000. Additional cash sources, net of acquired assets and liabilities, were decreases in accounts receivable and inventory of $431,000 and $52,000, respectively, and increases in accounts payable and deferred revenue of $257,000 and $692,000, respectively. An increase in prepaid expenses of $174,000 and a decrease in accrued expenses of $782,000 offset these sources. The decrease in accounts receivable is a direct result of increased collection efforts. The decreased accrued expenses results from decreased accrued commissions and bonuses associated with the decreased software license revenue. The increase in deferred revenue results from the continued growth of the business and increases in the number of annual customer support contracts.

    Cash used for investing activities was $6,431,000 in 1999 compared to $986,000 in 1998 and $3,377,000 in 1997. Specifically, 1999 cash used for investing activities includes $2,238,000 of capitalized software development costs, $1,841,000 for purchases of furniture, fixtures and equipment, $1,350,000 for acquired licensing rights and $1,200,000 payments for acquisitions. This is offset by the receipt of $223,000 related to the gain on sale of discontinued operations.

    Cash provided by financing activities was $677,000 in 1999 compared to a use of cash of $3,178,000 in 1998 and a source of $1,445,000 in 1997. The Company's financing activities in 1999 related primarily to line-of-credit borrowings, capital leases, and equipment financing arrangements. This was offset by the issuance of common stock under employee benefits plans.

    The Company has a line-of-credit agreement with a bank. Borrowings under this agreement shall not exceed the lesser of $10,000,000 or a percentage of eligible accounts receivable. Borrowings are collateralized by accounts receivable and other assets of the Company and bear interest at the bank's base rate plus 1/2%. The agreement expires March 2002. The Company has outstanding borrowings on the line-of-credit of $1,200,000 at December 31, 1999.

    On July 1, 1998, the Company entered into a four year $12,000,000 commitment with a third-party database supplier whose product is embedded in and distributed with the FOURTH SHIFT product. The agreement also includes three three-year renewal options. Payments are made monthly. The Company does not anticipate this commitment to materially impact historical margin levels.

    In June 1999, the Company entered into an OEM licensing agreement with a business relationship management software vendor. As part of the agreement, the Company has agreed to pay a percentage of licensing and customer support revenues, which is included in the cost of licenses. Minimum license royalty payments are $500,000 for the contract year ended June 30, 1999 and $1,000,000 for each of the following four contract years.

    In August 1999, the Company entered into an OEM licensing agreement with a human resources management system software vendor. As part of the agreement, the Company has an initial commitment of $1,500,000. This amount is being paid over one year in equal quarterly installments beginning September 30, 1999. The initial commitment has been capitalized as acquired licensing rights and is being amortized over a five-year useful life. In addition, the Company will pay variable rate royalties to the vendor based on sales, which will be included in the cost of licenses.

    In January 1999 the Company moved its corporate headquarters to a new leased facility. The Company leased the majority of the capital assets associated with the move and the move did not have a material impact on the Company's financial condition or results of operations. The Company does not have any material scheduled commitments for capital expenditures during 2000.

    The Company believes that the $11,784,000 of cash and cash equivalents on hand at December 31, 1999 together with anticipated cash flows from operations and the Company's available line-of-credit will be sufficient to fund operating cash needs for 2000. Beyond 2000, the Company plans to consistently generate positive cash flows from operations; however, if this does not occur, then the Company may need to seek additional funds through equity or debt financing.

    The Company has available net operating loss carryforwards of approximately $9,619,000 and tax credit carryforwards of approximately $2,136,000 at December 31, 1999. The Company has not recognized any of these benefits in the related financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt SFAS No. 133 January 1, 2001. The Company currently does not engage in or plan to engage in derivative or hedging activities, therefore the Company does not anticipate that adoption of SFAS No. 133 will have an impact upon the Company's results of operations, financial position or cash flows.

    In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation and disclosure of revenue in the financial statements. The Company believes that SAB No. 101 will not have an impact upon the Company's financial position or results of operations.

OTHER

    The Company began addressing year 2000 issues in April of 1997. The Company utilizes both information technology ("IT") and non-IT systems and assets throughout its worldwide operations. The

Company assessed these systems to determine their readiness for year 2000 and found them to be in compliance.

    The Company did not experience any material year 2000 issues related to the FOURTH SHIFT software system or its other IT and non-IT systems and year 2000 did not have a material impact on the Company's financial condition or results of operations.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments. Certain sales made through certain foreign subsidiaries are denominated in the subsidiaries' functional currencies. The effect of foreign currency exchange rate fluctuations versus the U.S. Dollar on these revenues is largely offset to the extent expenses of the foreign subsidiary are incurred and paid for in that same currency. None of these foreign operations have significant receivables, obligations or commitments denominated in currencies other than these operations' functional currencies. The Company does not have any foreign currency swaps or derivatives and is not subject to material foreign currency exchange risk. The Company had $1,633,000 of RMB on December 31, 1999 in its China operations. The Chinese government controls the currency in the Peoples Republic of China. Although no major fluctuations have significantly impacted the Company, the risk does exist that the Chinese government may devalue the currency, which would impact the financial position of the Company's subsidiary in China.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOURTH SHIFT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31

(In Thousands, Except Share Data)

	1999	1998
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,784	$10,073
Accounts receivable, net	14,187	13,863
Inventories	74	91
Prepaid expenses	1,270	1,096

Total current assets	27,315	25,123

FURNITURE, FIXTURES AND EQUIPMENT, at cost:
Furniture and fixtures	3,220	2,529
Computer equipment	8,930	8,430
Leasehold improvements	1,849	1,481
Assets held under capital lease	4,411	3,312
Less—Accumulated depreciation and amortization	(13,266)	(11,168)

Net furniture, fixtures and equipment	5,144	4,584
RESTRICTED CASH	490	465
ACQUIRED SOFTWARE, LICENSING RIGHTS AND GOODWILL, net	4,232	—
SOFTWARE DEVELOPMENT COSTS, net	3,301	3,229

Total assets	$40,482	$33,401

The accompanying notes are an integral part of these consolidated financial statements.

FOURTH SHIFT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31

(In Thousands, Except Share Data)

(Continued)

	1999	1998
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$1,031	$1,099
Revolving credit facility	1,200	—
Accounts payable	2,912	2,501
Accrued expenses	7,468	8,377
Deferred revenue	14,418	13,510

Total current liabilities	27,029	25,487
LONG-TERM OBLIGATIONS	2,834	835
COMMITMENTS AND CONTINGENCIES (Notes 7, 8 and 9)
SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, 20,000,000 shares authorized; 10,532,908 and 10,201,783 shares issued and outstanding	105	102
Additional paid-in capital	32,697	31,591
Deferred compensation	(329)	(417)
Accumulated other comprehensive losses	(38)	(266)
Accumulated deficit	(21,816)	(23,931)

Total shareholders' equity	10,619	7,079

Total liabilities and shareholders' equity	$40,482	$33,401

The accompanying notes are an integral part of these consolidated financial statements.

FOURTH SHIFT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31

(In Thousands, Except Per Share Data)

	1999	1998	1997
REVENUE:
Software license	$20,440	$26,284	$21,883
Service	45,754	37,963	27,137
Third-party software and other	3,055	3,957	3,298

Total revenue	69,249	68,204	52,318

OPERATING EXPENSES:
Cost of licenses	3,979	4,577	2,767
Cost of services	22,004	18,274	13,209
Cost of third-party software and other	2,253	3,021	2,341
Selling, general and administrative	29,614	31,508	27,505
Product development	9,008	7,571	9,271
Restructuring charge	—	—	2,566

Total operating expenses	66,858	64,951	57,659

Operating profit (loss)	2,391	3,253	(5,341)
OTHER EXPENSE, net	(188)	(545)	(432)

Income (loss) from continuing operations before provision for income taxes	2,203	2,708	(5,773)
PROVISION FOR INCOME TAXES	324	465	328

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,879	2,243	(6,101)

DISCONTINUED OPERATIONS:
Net gain on sale of discontinued operations	236	281	2,311

NET INCOME (LOSS)	$2,115	$2,524	$(3,790)

BASIC INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$.19	$.22	$(.63)
Discontinued operations	.02	.03	.24

Basic income (loss) per common share	$.21	$.25	$(.39)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$.18	$.22	$(.63)
Discontinued operations	.02	.03	.24

Diluted income (loss) per common share	$.20	$.25	$(.39)

The accompanying notes are an integral part of these consolidated financial statements.

FOURTH SHIFT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

For the Years Ended December 31, 1999, 1998 and 1997

(In Thousands)

	Common Stock
					Accumulated Other Comprehensive Losses
	Number of Shares	Par Value	Additional Paid-In Capital	Deferred Compensation		Accumulated Deficit	Comprehensive Income
BALANCE, December 31, 1996	9,605	$96	$29,872	$—	$(216)	$(22,665)
Common stock issued for stock options and stock purchase plan	223	2	758	—	—	—
Issuance of restricted shares	—	—	10	—	—	—
Net loss	—	—	—	—	—	(3,790)	$(3,790)
Foreign currency translation	—	—	—	—	(20)	—	(20)

Comprehensive income							$(3,810)

BALANCE, December 31, 1997	9,828	98	30,640	—	(236)	(26,455)
Common stock issued for stock options and stock purchase plan	194	2	513	—	—	—
Issuance of restricted shares	180	2	438	(438)	—	—
Amortization of deferred compensation	—	—	—	21	—	—
Net income	—	—	—	—	—	2,524	$2,524
Foreign currency translation	—	—	—	—	(30)	—	(30)

Comprehensive income							$2,494

BALANCE, December 31, 1998	10,202	102	31,591	(417)	(266)	(23,931)
Common stock issued for stock options and stock purchase plan	331	3	1,106	—	—	—
Amortization of deferred compensation	—	—	—	88	—	—
Net income	—	—	—	—	—	2,115	$2,115
Foreign currency translation	—	—	—	—	228	—	228

Comprehensive income							$2,343

BALANCE, December 31, 1999	10,533	$105	$32,697	$(329)	$(38)	$(21,816)

The accompanying notes are an integral part of these consolidated financial statements.

FOURTH SHIFT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31

(In Thousands)

	1999	1998	1997
OPERATING ACTIVITIES:
Net income (loss)	$2,115	$2,524	$(3,790)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities—
Noncash items:
Depreciation and amortization	4,227	3,165	3,339
Net gain on sale of discontinued operations	(236)	(281)	(2,311)
Deferred compensation	88	21	—
Restructuring charge	—	—	2,566
Capitalized development written off	795	458	—
Other	—	—	10
Change in current operating items:
Accounts receivable, net	431	188	(994)
Inventories	52	391	114
Prepaid expenses	(174)	(65)	(25)
Accounts payable	257	(1,463)	(319)
Accrued expenses	(782)	376	1,730
Deferred revenue	692	3,195	1,455

Net cash provided by continuing operating activities	7,465	8,509	1,775

INVESTING ACTIVITIES:
Capitalized software development costs	(2,238)	(1,023)	(3,819)
Purchases of furniture, fixtures and equipment	(1,841)	(1,094)	(1,200)
Payments for acquired licensing rights	(1,350)	—	—
Payments for acquisitions	(1,200)	—	—
(Increase) decrease in restricted cash	(25)	250	(215)
Proceeds from sale of discontinued operations	223	881	1,857

Net cash used in investing activities	(6,431)	(986)	(3,377)

The accompanying notes are an integral part of these consolidated financial statements.

FOURTH SHIFT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

For the Years Ended December 31

(In Thousands)

	1999	1998	1997
FINANCING ACTIVITIES:
Payments of long-term obligations	$(1,153)	$(1,695)	$(963)
Proceeds from capital leases	538	—	195
Repayment of equipment facility	(538)	—	—
Borrowings on line-of-credit	3,600	500	2,000
Payments on line-of-credit borrowings	(2,400)	(2,500)	—
Proceeds on issuance of common stock, net	630	517	213

Net cash provided by (used in) financing activities	677	(3,178)	1,445
EFFECT OF EXCHANGE RATE ON FOREIGN CASH BALANCES	—	(30)	(20)

Change in cash and cash equivalents	1,711	4,315	(177)
CASH AND CASH EQUIVALENTS:
Beginning of year	10,073	5,758	5,935

End of year	$11,784	$10,073	$5,758

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during each year for—
Interest	$531	$720	$566
Income taxes	$653	$27	$149
Noncash investing and financing activity
Capital leases	$1,099	$527	$698
Long-term obligations issued as part of acquisition	1,984	—	—
Common stock issued as part of acquisition	479	—	—

The accompanying notes are an integral part of these consolidated financial statements.

FOURTH SHIFT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements December 31, 1999 and 1998

1.  Nature of Business and Company Operations:

    Fourth Shift Corporation (a Minnesota corporation) and its subsidiaries (collectively referred to as the Company) engage principally in the development, marketing, licensing and support of internet-enabled, enterprise-wide business software used for industrial planning and management processes, primarily for use in the manufacturing industry. The Company's principal product, the Fourth Shift Software System (FOURTH SHIFT), is a family of integrated manufacturing and financial management applications for intermediate-sized sites of manufacturing and distribution enterprises. The FOURTH SHIFT system operates in a Windows, Windows NT and Novell open computing environment.

    The consolidated financial statements include the accounts of Fourth Shift Corporation (Fourth Shift) and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.  Summary of Significant Accounting Policies:

Revenue Recognition

    Software license revenues derived from software license fees with standard acceptance periods are recognized upon shipment of software if there are no significant post delivery obligations and collectibility is reasonably assured. Insignificant contractual obligations are accrued at the time of revenue recognition. For fixed-fee software arrangements, the Company recognizes revenue on arrangements due within one year once all significant obligations have been met and defers the portion of the total fee which is attributable to insignificant undelivered services or products and recognizes this revenue as the associated services or products are delivered.

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

    The Company capitalized $2,238,000 and $1,023,000 of development costs in 1999 and 1998, respectively. These costs are amortized assuming a three to five year economic life for the framework and modules. Amortization expense for 1999, 1998 and 1997 totaled $1,371,000, $625,000 and $720,000, respectively, and is included as a component of product development expense. In 1999 and 1998, the Company wrote off $795,000 and $458,000, respectively, of previously capitalized technology that was no longer aligned with the Company's current product strategy. This charge is also included in product development expense. In connection with its 1997 restructuring (see Note 4), the Company wrote off

$1,630,000 of previously capitalized costs relating to the OBJECTS products, net of accumulated amortization, to restructuring expense.

Acquired Software, Licensing Rights and Goodwill

    Costs of acquired software and licensing rights acquired from others are capitalized and amortized by the straight-line method over five to seven years based on the product's estimated useful economic life. Goodwill is the excess of cost over net assets acquired and is being amortized by the straight-line method over the expected period of benefit, approximately seven years. Amortization expense for 1999 totaled $248,000.

Cash Equivalents

    The Company considers all highly liquid and short-term investments purchased with a maturity of three months or less to be cash equivalents. Short-term investments consist principally of government securities and mutual funds and are stated at cost, which approximates market.

Accounts Receivable

    Accounts Receivable are stated net of allowances for uncollectible accounts. At December 31, 1999 and 1998, this allowance was $1,310,000 and $1,257,000 respectively.

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

Restricted Cash

    Restricted cash is pledged to support certain facilities leases. These restrictions will decrease over time ending in 2006.

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

Net Income (Loss) Per Common Share

    Basic earnings per share was computed by dividing net income (loss) by the number of weighted average common shares outstanding during the year. Diluted earnings per share was computed similar to the computation of basic earnings per share, except that the denominator is increased for the assumed dilutive stock options and other dilutive securities (including nonvested restricted stock), using the treasury stock method.

    Reconciliation of weighted average shares used in computing income (loss) per share are as follows (in thousands):

	1999	1998	1997
Weighted average common shares outstanding	10,227	9,956	9,738
Dilutive effect of stock options and other dilutive securities outstanding, using the treasury stock method	505	183	—

Shares used in computing diluted income (loss) per share	10,732	10,139	9,738

Reclassifications

    Certain amounts previously reported in the 1998 financial statements have been reclassified to conform to the 1999 presentation. These reclassifications had no effect on previously reported net income or shareholders' equity.

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

New Accounting Pronouncements

    The Company is required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. The Company currently does not engage in or plan to engage in derivative or hedging activities, therefore the Company does not anticipate SFAS No. 133 will have an impact on the Company's results of operations, financial position or cash flows upon adoption of this standard.

    In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") no. 101, "Revenue Recognition," to provide guidance on the recognition, presentation and disclosure of revenue in the financial statements. The Company believes that SAB No. 101 will not have an impact upon the Company's financial position or results of operations.

3.  Acquisition of Computer Aided Business Solutions:

    Effective June 30, 1999, the Company acquired all of the outstanding capital stock of Computer Aided Business Solutions, Inc. ("CABS"), a developer of software solutions for manufacturing companies, for $1,200,000 in cash; 130,000 shares of common stock which had a market value of approximately $479,000 at the time of acquisition; and $1,000,000 payable in equal installments of $250,000 due within 30 days of December 31, 2000, 2001, 2002 and 2003. The installment payments are non-interest bearing and the Company has recorded the payments at present value, in the amount of $769,000.

    In addition, the Company is required to make payments of $1,500,000 to the shareholder as CABS has attained certain operating results for the year ended December 31, 1999. This amount is payable in equal installments of $375,000 due within 30 days of December 31, 2000, 2001, 2002 and 2003. The installment payments are non-interest bearing and the Company has recorded the payments at present value, in the amount of $1,215,000. These additional payments have been recorded as an adjustment to the purchase price at December 31, 1999.

    This acquisition has been accounted for under the purchase method. Accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Goodwill (the excess of cost over net assets acquired) and other intangibles are being amortized on a straight-line basis over a period of seven years. The consolidated statements of operations reflect the results of operations of the purchased company beginning July 1, 1999.

4.  Restructuring Charges:

    In the fourth quarter of 1997, the Company evaluated its structure and organization, primarily in the product development area. This resulted in a restructuring of the development operations and an associated change in product strategy. All development activities in the Americas were combined into a single operation—previously the Company maintained two development groups. The restructuring charge totaled $2,566,000 and included $394,000 of severance costs for employees and contractors, $392,000 to provide for the cost to exit office space that was no longer needed as a result of the staff reductions and $150,000 of prepaid royalties relating to the OBJECTS product that had no future value. In addition, $1,630,000 of previously capitalized development costs were expensed as a result of the change in product strategy (see Note 2).

5.  Revolving Credit Facility:

    The Company has a line-of-credit agreement with a bank. Borrowings under this agreement are limited to the lesser of $10,000,000 or a percentage of eligible accounts receivable. Borrowings are collateralized by accounts receivable and other assets of the Company and bear interest at the bank's base rate plus 1/2%. The agreement expires in March 2002. At December 31, 1999, the Company had outstanding borrowings of $1,200,000 under the line-of-credit.

6.  Long-Term Obligations:

    Long-term obligations consisted of the following at December 31 (in thousands):

	1999	1998
Capital lease obligations, varying interest rates, due in various monthly installments through 2002	$1,881	$1,267
Bank equipment financing	—	667
Notes payable for acquisition	1,984	—
Less current portion	(1,031)	(1,099)

Long-term obligations	$2,834	$835

    Future minimum payments under noncancelable capital leases, net of amounts representing interest are $1,031,000 in 2000, $639,000 in 2001 and $211,000 in 2002.

    In April 1996, the Company entered into a $1,500,000 long-term equipment facility with a bank to finance the purchase of capital equipment. In 1999, the Company repaid the equipment facility using proceeds received under noncancelable capital leases.

    As part of the CABS acquisition, the Company entered into an agreement to pay four equal installments of $625,000 due within 30 days of December 31, 2000, 2001, 2002 and 2003. The Company has recorded the payments at present value, in the amount of $1,984,000 (see Note 3).

7.  Income Taxes:

    At December 31, 1999, the Company had available net operating loss carryforwards of approximately $9,619,000 and tax credit carryforwards of approximately $2,136,000. These net operating losses and tax credit carryforwards will expire from 2008 to 2012.

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

    The provision for income taxes is comprised of the following for the years ended December 31 (in thousands):

	1999	1998	1997
Current tax provision:
Federal	$163	$121	$—
State	127	83	105
Foreign	34	261	223

	$324	$465	$328

    The Company records deferred taxes for the difference between the financial reporting and income tax bases of certain assets and liabilities, computed in accordance with tax laws in effect currently. The principal differences which give rise to deferred taxes are as follows (in thousands):

	1999	1998
Net operating loss and tax credit carryforwards	$6,288	$7,409
Accruals and reserves not currently deductible for tax purposes	1,526	1,571
Capitalized research and development costs	(1,254)	(1,227)
Other	273	(97)
Less valuation allowance	(6,833)	(7,656)

Net deferred taxes	$—	$—

    The Company has provided a valuation allowance for the net deferred tax benefit resulting from net operating loss carryforwards and other differences between the reported book and tax bases of certain assets and liabilities, as the realizability of this net deferred tax benefit is not reasonably assured.

    The Company's effective tax rate differs from the statutory federal income tax rate of 34% as a result of the utilization of tax operating loss carryforwards, partially offset by alternative minimum tax, state and foreign taxes.

8.  Commitments and Contingencies:

Operating Leases

    The Company has operating leases for its corporate headquarters, additional office space and certain office equipment. The aggregate future minimum rental payments under these leases, net of amounts to be received related to the sublease of certain office space, are as follows (in thousands):

Year	Amount
2000	$2,630
2001	2,437
2002	2,321
2003	2,144
2004	2,122
Thereafter	6,282

$17,936

    Rent expense, including amounts paid under short-term arrangements, was approximately $2,669,000, $2,423,000 and $2,935,000 in 1999, 1998 and 1997, respectively.

Significant Contracts

    On July 1, 1998, the Company entered into a four-year $12,000,000 commitment with a third-party database supplier whose product is embedded in and distributed with the FOURTH SHIFT product. The agreement also includes three three-year renewal options. Payments are made monthly. In 1999, the Company recognized $3,000,000 of expense under this agreement that is included in the cost of licenses.

    In June 1999, the Company entered into an OEM licensing agreement with a business relationship management software vendor. As part of the agreement, the Company has agreed to pay a percentage of licensing and customer support revenues, which is included in the cost of licenses. Minimum license royalty payments are $500,000 for the contract year ended June 30, 1999 and $1,000,000 for each of the following four contract years.

    In August 1999, the Company entered into an OEM licensing agreement with a human resources management system software vendor. As part of the agreement, the Company has an initial commitment of $1,500,000. This amount is being paid over one year in equal quarterly installments beginning September 30, 1999. The initial commitment has been capitalized as acquired licensing rights and is being amortized over a five-year useful life. The Company recognized $113,000 of expense under this agreement. In addition, the Company will pay variable rate royalties to the vendor based on sales, which will be included in the cost of licenses.

Litigation

    The Company is subject to litigation in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated results of operations or financial position.

9.  Options and Compensation Plans:

Stock Options

    Under the terms of the Company's 1989 stock option plan (the 1989 Plan), options granted to employees expire no later than ten years after the date of grant, and the exercise price must be at least 100% of the fair market value of the shares at the date of grant. The 1989 Plan covers both incentive and nonqualified stock options and is limited to 200,000 total shares. Incentive stock options granted to employees, who immediately before such grant owned stock directly or indirectly representing more than 10% of the voting power of all classes of the stock of the Company, may not be exercisable more than five years after the date of grant and the exercise price per share must be at least 110% of the fair market value of the shares at the date of grant. Options vest over varying periods not to exceed five years. This plan remained in effect until October 17, 1999, after which time no additional options will be granted under the plan.

    The Company's 1993 stock option plan (the 1993 Plan) covers both incentive and nonqualified stock options and is limited to 2,250,000 shares. The 1993 Plan terminates in June 2003.

    Stock option plan activity is summarized as follows:

	1989 Plan	1993 Plan	Total	Option Price Per Share
Option shares outstanding at December 31, 1996	91,363	1,045,807	1,137,170	$2.00-$8.25
Options granted	—	383,000	383,000	$3.25-$5.50
Options exercised	(84,063)	(14,375)	(98,438)	$2.00-$3.25
Options forfeited	(3,300)	(211,691)	(214,991)	$2.00-$8.25

Option shares outstanding at December 31, 1997	4,000	1,202,741	1,206,741	$2.63-$8.25
Options granted	—	1,132,900	1,132,900	$2.44-$4.06
Options exercised	—	(46,125)	(46,125)	$2.63-$3.38
Options forfeited	—	(492,866)	(492,866)	$2.56-$8.25

Option shares outstanding at December 31, 1998	4,000	1,796,650	1,800,650	$2.44-$8.25
Options granted	10,000	135,500	145,500	$3.25-$5.13
Options exercised	—	(51,125)	(51,125)	$2.56-$6.38
Options forfeited	—	(143,250)	(143,250)	$2.44-$7.63

Option shares outstanding at December 31, 1999	14,000	1,737,775	1,751,775	$2.44-$8.25

	1999	1998	1997
Options exercisable at year-end	578,724	409,148	524,586
Weighted average price of options exercisable at year-end	$4.41	$5.07	$5.31
Weighted average fair market value of options granted	$4.57	$2.67	$3.96
Weighted average remaining contractual life of options outstanding at year end	7.3	8.2	3.8

    The Company has elected to account for these stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income (loss) and earnings (loss) per share would have been as follows:

		1999	1998	1997
Net income (loss):	As reported	$2,115	$2,524	$(3,790)
	Pro forma	$1,057	$1,408	$(4,917)
Basic income (loss) per common share:	As reported	$.21	$.25	$(.39)
	Pro forma	$.10	$.14	$(.50)
Diluted income (loss) per common share:	As reported	$.20	$.25	$(.39)
	Pro forma	$.10	$.14	$(.50)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.0% and expected life of 7.7 years for 1999, 1998 and 1997; expected annualized volatility of .98, .99 and 1.03 for 1999, 1998 and 1997, respectively.

Other Employee Compensation Plans

    The Company has a 401(k) plan that covers substantially all domestic employees over 21 years of age with at least six months of continuous service. The Company may make discretionary matching contributions to the plan based upon employee contributions. The Company made matching contributions to this plan of approximately $373,000 in 1999, $363,000 in 1998 and none in 1997.

    The Company has an employee stock purchase plan (the Stock Purchase Plan). Under the Stock Purchase Plan, participating full-time employees and directors of the Company are able to purchase shares of the Company's common stock at 85% of market value, as defined. A total of up to 900,000 shares of the Company's common stock has been reserved under the Stock Purchase Plan. The Company issued 150,000 shares in 1999, 147,000 shares in 1998, and 125,000 shares in 1997. The fair value of shares purchased was $530,000 in 1999, $423,000 in 1998 and $644,000 in 1997.

Board of Directors' Compensation Plan

    The board of directors has approved a compensation plan whereby certain directors may receive cash compensation for each directors' meeting attended or, in lieu of cash payment, shares of common stock through the Company's Stock Purchase Plan. The number of shares issued in lieu of cash fees is adjusted to reflect the fair market value of the common stock in accordance with the Company's Stock Purchase Plan. Total shares of approximately 21,000, 18,000 and 26,000 were issued under this plan in 1999, 1998 and 1997, respectively. The expenses recognized in connection with shares issued to nonemployee directors was approximately $64,000, $53,000 and $78,000 in 1999, 1998 and 1997, respectively. In addition, nonemployee directors are entitled to receive options to purchase shares of the Company's common stock under this plan.

Restricted Stock

    In October 1998, the Company issued to certain employees 180,000 shares of restricted common stock and options to purchase 540,000 common shares under the terms of the 1993 Plan. The restricted stock vests five years from the date of grant and is subject to forfeiture upon termination of employment. The options vest in lump sum eight years from date of grant, expire ten years from the date of grant and have an exercise price equal to the fair market value on the date of grant. The vesting of both the restricted stock and the options are accelerated if certain Company performance criteria are met in any of the three calendar years in the period ended December 31, 2001. In 1999 and 1998, the Company recognized compensation expense of $88,000 and $21,000 related to the restricted stock. The remaining deferred compensation of $329,000 will be recognized over the remainder of the five-year service period.

10.  Shareholder Rights Plan:

    In December 1998, the Company adopted a new Shareholder Rights Plan (Rights Plan). Under the Rights Plan, a dividend of one preferred share purchase right (a Right) per share for each outstanding share of common stock was granted to shareholders of record. Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock. The Rights issued under the plan will become exercisable by shareholders other than a potential acquirer only following an acquisition by the acquirer, without prior approval by the Company's board of directors, of

20% or more of the common stock, or the announcement of a tender offer for 20% or more of common stock. The rights will expire in December 2008.

    The Company has authorized 200,000 shares of Series A Junior Participating Preferred Stock (Preferred Stock), par value $.01. In preference to the holders of common stock, the holders of the Preferred Stock are entitled to receive quarterly dividends equal to the greater of $1.00 or 100 times the per share amount of all cash and noncash dividends declared on common stock since the preceding quarter. At December 31, 1999, there were no shares of Preferred Stock outstanding.

11.  Segment Reporting:

    The Company discloses segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for disclosure of financial information related to operating segments of the Company as well as disclosure requirements for customer and geographic information. SFAS No. 131 defines an operating segment as a component of a company for which operating results are reviewed regularly by the chief operating decision-maker to determine resource allocation and assess performance. The Company has three operating segments under the guidelines of SFAS No. 131: the Americas, Asia and Europe. Each operating segment derives its revenues from licensing its proprietary software system, providing customer support, training, consulting and installation services related to its software, and through the resale of complementary third-party software licenses and hardware.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). Financial information by geographical segment is as follows (in thousands):

	Americas	Europe	Asia	Eliminations	Consolidated
1999:
Revenue	$50,252	$12,607	$6,390	$—	$69,249
Depreciation and amortization	3,396	303	528	—	4,227
Interest income (expense) (1)	(137)	42	—	—	(95)
Income tax expense	290	34	—	—	324
Net income (loss)	2,529	(248)	(166)	—	2,115
Segment assets	37,138	3,831	2,294	(2,781)	40,482
Capital expenditures	1,438	81	322	—	1,841
1998:
Revenue	$49,635	$11,657	$6,912	$—	$68,204
Depreciation and amortization	2,356	390	419	—	3,165
Interest income (expense) (1)	(538)	50	—	—	(488)
Income tax expense (benefit)	204	278	(17)	—	465
Net income (loss)	2,841	112	(429)	—	2,524
Segment assets	28,340	4,841	3,001	(2,781)	33,401
Capital expenditures	553	458	83	—	1,094
1997:
Revenue	$37,050	$8,175	$7,093	$—	$52,318
Depreciation and amortization	2,564	375	400	—	3,339
Interest income (expense) (1)	(427)	30	—	—	(397)
Income tax expense	105	91	132	—	328
Net loss	(1,857)	(542)	(1,391)	—	(3,790)
Segment assets	26,511	4,168	3,531	(2,781)	31,429
Capital expenditures	542	355	303	—	1,200

(1)
In the consolidated statements of operations, interest income (expense) is reported net of other expense of $93,000, $58,000, and $35,000 in 1999, 1998 and 1997, respectively.

    The Company had no customers from whom it generated 10% or more of consolidated revenues. The only country that the Company generated revenues exceeding 10% of consolidated revenues was the United States. Following is information regarding operations in the United States (in thousands):

	1999		1998		1997
	Revenue	Long-lived Assets	Revenue	Long-lived Assets	Revenue	Long-lived Assets
United States	$49,504	$9,888	$47,638	$5,823	$35,688	$6,576

FOURTH SHIFT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements December 31, 1999 and 1998 (Continued)

12. Quarterly Financial Data (Unaudited):

    The following is a condensed summary of actual quarterly results of operations for 1999 and 1998 (in thousands, except per share data):

	1999
	First	Second	Third	Fourth	Total
Revenue	$16,977	$17,753	$16,525	$17,994	$69,249
Operating profit	756	682	469	484	2,391
Income from continuing operations	503	537	392	447	1,879
Results of discontinued operations	30	50	86	70	236

Net income	$533	$587	$478	$517	$2,115

Basic income per common share:
Continuing operations	$.05	$.06	$.04	$.04	$.19
Discontinued operations	$.00	$.00	$.01	$.01	$.02

Basic income per common share	$.05	$.06	$.05	$.05	$.21

Diluted income per common share:
Continuing operations	$.05	$.06	$.03	$.04	$.18
Discontinued operations	$.00	$.00	$.01	$.01	$.02

Diluted income per common share	$.05	$.06	$.04	$.05	$.20

	1998
	First	Second(1)	Third	Fourth	Total
Revenue	$14,430	$17,328	$17,278	$19,168	$68,204
Operating profit (loss)	(96)	671	1,018	1,660	3,253
Income (loss) from continuing operations	(311)	323	657	1,574	2,243
Results of discontinued operations	68	88	50	75	281

Net income (loss)	$(243)	$411	$707	$1,649	$2,524

Basic income (loss) per common share:
Continuing operations	$(.03)	$.03	$.06	$.15	$.22
Discontinued operations	.01	.01	.01	.01	.03

Basic income (loss) per common share	$(.02)	$.04	$.07	$.16	$.25

Diluted income (loss) per common share:
Continuing operations	$(.03)	$.03	$.06	$.15	$.22
Discontinued operations	.01	.01	.01	.01	.03

Diluted income (loss) per common share	$(.02)	$.04	$.07	$.16	$.25

(1)
Reflects reclassifications from amounts reported in the Company's report on Form 10-Q. These reclassifications have no effect on previously reported net income (loss).

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To Fourth Shift Corporation:

    We have audited the accompanying consolidated balance sheets of Fourth Shift Corporation (a Minnesota corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fourth Shift Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
January 18, 2000

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 with respect to executive officers is included under a separate caption entitled "Executive Officers" in Part I of the Form 10-K. The information with respect to directors is incorporated by reference to the information under the caption "Election of Directors—Nominees" of the Company's definitive proxy statement for its May 9, 2000 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated by reference to the information under the captions "Election of Directors—Director Compensation," "Executive Compensation—Summary Compensation Table," "Executive Compensation—Stock Options," and "Executive Compensation—Long-Term Incentive Plan Awards" of the Company's definitive proxy statement for its May 9, 2000 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated by reference to the information under caption "Security Ownership of Certain Beneficial Owners and Management" of the Company's definitive proxy statement for its May 9, 2000 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated by reference to the information under the caption "Election of Directors—Director Compensation" of the Company's definitive proxy statement for its May 9, 2000 Annual Meeting of Shareholders.

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

c.
Exhibits

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 4.1 of the Company's 10-Q for the quarter ended March 31, 1994).
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company's annual report on Form 10-Q for the quarter ended September 30, 1998).
4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company's Registration Statement on Form S-1 filed June 28, 1993 (File No. 33-63012)) .
4.2	Shareholder Rights Plan dated as of December 16, 1998 (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed December 17, 1998).
10.1	1989 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement of Form S-1 filed May 19, 1993 (File No. 33-63012)).
10.2	Fourth Shift Corporation 1994 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.5 to the Company's 10-K for the year ended December 31, 1994).
10.3	Fourth Shift Corporation 1993 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 to the Company's 10-K for the year ended December 31, 1994).
*10.4	Severance Pay Agreement dated October 21, 1997 between the Company and Marion Melvin Stuckey (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 1997) .
*10.5	Amendment dated April 20, 1999 to Severance Pay Agreement between the Company and Marion Melvin Stuckey.
*10.6	Severance Pay Agreement dated October 21, 1997 between the Company and Jimmie H. Caldwell (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1997) .
*10.7	Severance Pay Agreement dated October 21, 1997 between the Company and David Latzke (incorporated by reference to Exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 1997) .
10.8	Credit and Security Agreement dated March 31, 1999 between Fourth Shift Corporation and Norwest Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999).
10.9	Stock purchase agreement between Fourth Shift Corporation and shareholder of Computer Aided Business Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K dated July 8, 1999 (file no. 0-21992).
23.1	Consent of Arthur Andersen LLP.
27.0	Financial Data Schedule (For SEC use only).

*
Management contract or compensatory plan.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2000.

FOURTH SHIFT CORPORATION
By:	/s/ MARION MELVIN STUCKEY Marion Melvin Stuckey Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Position	Date

/s/ MARION MELVIN STUCKEY Marion Melvin Stuckey	Chairman, Chief Executive Officer, (principal executive officer) and Director	March 31, 2000
/s/ JIMMIE H. CALDWELL Jimmie H. Caldwell	President, Chief Operating Officer and Director	March 31, 2000
/s/ DAVID G. LATZKE David G. Latzke	Vice President and Chief Financial Officer, Treasurer and Secretary (principal financial officer)	March 31, 2000
/s/ CRAIG A. THOMPSON Craig A. Thompson	Controller (principal accounting officer)	March 31, 2000
/s/ MICHAEL J. ADAMS Michael J. Adams	Director	March 31, 2000
/s/ TONY J. CHRISTIANSON Tony J. Christianson	Director	March 31, 2000
/s/ STEVE J. LAIR Steve J. Lair	Director	March 31, 2000
/s/ ROBERT M. PRICE Robert M. Price	Director	March 31, 2000
/s/ MARK W. SHEFFERT Mark W. Sheffert	Director	March 31, 2000

QuickLinks

PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
  ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES