Form 10-Q
period 2000-03-31
FOURTH SHIFT CORP
filed 2000-05-15
CIK 905724

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from _________ to __________

                         Commission file number: 0-21992

                            -------------------------

                            FOURTH SHIFT CORPORATION

             (Exact name of Registrant as specified in its charter)

           MINNESOTA                                     41-1437794
    (state or other jurisdiction                      ( I.R.S. employer
  of incorporation or organization)                   identification no.)

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

The number of shares outstanding of the Registrant's Common Stock on May 8, 2000 was 10,658,786 shares.

                            FOURTH SHIFT CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                             PAGE
-------------------------------------------------------------------------------

Item 1.           Financial Statements:

                  Consolidated Balance Sheets at                             2
                  March 31, 2000 and December 31, 1999

                  Consolidated Statements of Operations                      3
                  for the three months ended
                  March 31, 2000 and 1999

                  Consolidated Statements of Cash Flows                      4
                  for the three months ended March 31, 2000 and 1999

                  Notes to Interim Consolidated Financial Statements         5


Item 2.           Management's Discussion and Analysis of Financial          7
                  Condition and Results of Operations

Item 7a.          Quantitative and Qualitative Disclosures about Market     11
                  Risk


PART  II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                          12



SIGNATURE                                                                   13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                    FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                                         MARCH 31,       DECEMBER 31,
                                                                           2000              1999
                                                                           ----              ----
                                                                       (Unaudited)

CURRENT ASSETS:
          Cash and cash equivalents .............................        $ 10,897         $ 11,784
          Accounts receivable, net ..............................          11,691           14,187
          Inventories ...........................................              61               74
          Prepaid expenses ......................................           1,510            1,270
                                                                         --------         --------

                    Total current assets ........................          24,159           27,315

FURNITURE, FIXTURES AND EQUIPMENT, net ..........................           5,523            5,144

RESTRICTED CASH .................................................             445              490

ACQUIRED SOFTWARE, LICENSING RIGHTS AND GOODWILL, net ...........           4,172            4,232

SOFTWARE DEVELOPMENT COSTS, net .................................           3,568            3,301
                                                                         --------         --------

     TOTAL ASSETS ...............................................        $ 37,867         $ 40,482
                                                                         --------         --------
                                                                         --------         --------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

          Current portion of long-term obligations ..............        $    987         $  1,031
          Revolving credit facility .............................           1,200            1,200
          Accounts payable ......................................           2,849            2,912
          Accrued expenses ......................................           5,582            7,468
          Deferred revenue ......................................          13,616           14,418
                                                                         --------         --------

                    Total current liabilities ...................          24,234           27,029

LONG-TERM OBLIGATIONS ...........................................           2,992            2,834

SHAREHOLDERS' EQUITY:
          Common stock ..........................................             105              105
          Additional paid-in capital ............................          33,116           32,697
          Deferred compensation .................................            (308)            (329)
          Accumulated other comprehensive losses ................            (100)             (38)
          Accumulated deficit ...................................         (22,172)         (21,816)
                                                                         --------         --------
                    Total shareholders' equity ..................          10,641           10,619
                                                                         --------         --------

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 37,867         $ 40,482
                                                                         --------         --------
                                                                         --------         --------

        The accompanying notes are an integral part of these consolidated financial statements.

                    FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                          ---------------------------
                                                                             2000             1999
                                                                          ----------       ----------
                                                                         (Unaudited)

REVENUE:
            Software license .....................................        $  4,683         $  5,431
            Service ..............................................          10,952           11,039
            Third-party software and other .......................             630              507
                                                                          --------         --------
                      Total revenue ..............................          16,265           16,977
                                                                          --------         --------

OPERATING EXPENSES:
            Cost of licenses .....................................             859              790
            Cost of services .....................................           5,671            5,209
            Cost of third-party software and other ...............             501              305
            Selling, general and administrative ..................           7,093            7,798
            Product development ..................................           2,409            2,119
                                                                          --------         --------
                      Total operating expenses ...................          16,533           16,221
                                                                          --------         --------

Operating  income (loss) .........................................            (268)             756

Interest expense, net ............................................             (36)             (46)

Other expense, net ...............................................             (29)             (27)
                                                                          --------         --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE PROVISION FOR INCOME TAXES ...........................            (333)             683
            Provision for income taxes ...........................              23              180
                                                                          --------         --------

INCOME (LOSS) FROM CONTINUING OPERATIONS .........................            (356)             503

NET GAIN ON SALE OF DISCONTINUED OPERATIONS ......................               -               30
                                                                          --------         --------

NET INCOME (LOSS) ................................................        $   (356)        $    533
                                                                          --------         --------
                                                                          --------         --------

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
     Continuing operations income (loss) per share ...............        $  (0.03)        $   0.05
     Discontinued operations income per share ....................               -             0.00
                                                                          --------         --------
     Net income (loss) per share .................................        $  (0.03)        $   0.05
                                                                          --------         --------
                                                                          --------         --------

SHARES USED IN BASIC AND DILUTED PER COMMON SHARE COMPUTATION
            Basic ................................................          10,444           10,111
                                                                          --------         --------
                                                                          --------         --------
            Diluted ..............................................          10,444           10,948
                                                                          --------         --------
                                                                          --------         --------

        The accompanying notes are an integral part of these consolidated financial statements.

                    FOURTH SHIFT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                               THREE MONTHS ENDED
                                                                                                     MARCH 31
                                                                                            -------------------------
                                                                                              2000             1999
                                                                                            --------         --------
                                                                                          (Unaudited)

OPERATING ACTIVITIES:
             Net income (loss) .....................................................        $   (356)        $    533
             Adjustments to reconcile net income (loss) to net cash provided by
             (used in) operating activities:
                  Depreciation and amortization ....................................             655            1,036
                  Gain on sale of discontinued operations ..........................               -              (30)
                  Deferred compensation ............................................              21               22
                  Change in current operating items:
                       Accounts receivable, net ....................................           2,496              438
                       Inventories .................................................              13               20
                       Prepaid expenses ............................................            (241)              23
                       Accounts payable ............................................             (63)           1,195
                       Accrued expenses ............................................          (1,946)          (2,065)
                       Deferred revenue ............................................            (802)             102
                                                                                            --------         --------
                  Net cash provided by (used in) operating activities ..............            (223)           1,274
                                                                                            --------         --------

INVESTING ACTIVITIES:
             Purchase of furniture, fixtures and equipment .........................            (556)            (919)
             Proceeds from sale of furniture, fixtures and equipment ...............               -               38
             Cash released from restrictions .......................................              45              250
             Proceeds from sale of discontinued operations .........................               -               39
             Capitalized software development costs ................................            (686)            (387)
                                                                                            --------         --------
                  Net cash used in investing activities ............................          (1,197)            (979)
                                                                                            --------         --------

FINANCING ACTIVITIES:
             Proceeds from assumption of long-term obligations .....................             396                -
             Repayments of long-term obligations ...................................            (282)            (433)
             Proceeds from refinancing of equipment facility .......................               -              583
             Payments of equipment facility ........................................               -             (583)
             Proceeds on issuance of common stock ..................................             419              313
                                                                                            --------         --------
                  Net cash provided by (used in) financing activities ..............             533             (120)
                                                                                            --------         --------

                  Net change in cash and cash equivalents ..........................            (887)             175

CASH AND CASH EQUIVALENTS:
                 Beginning of period ...............................................          11,784           10,073
                                                                                            --------         --------
                 End of period .....................................................        $ 10,897         $ 10,248
                                                                                            --------         --------
                                                                                            --------         --------

SUPPLEMENTAL CASH FLOW INFORMATION:
             Cash paid during each period for-
                       Income taxes ................................................        $     29               $-
                       Interest ....................................................        $     35         $     56
                                                                                            --------         --------
                                                                                            --------         --------


        The accompanying notes are an integral part of these consolidated financial statements.

                            FOURTH SHIFT CORPORATION
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

1. The accompanying interim consolidated financial statements have been prepared by Fourth Shift Corporation (the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.

         The unaudited consolidated financial statements as of March 31, 2000 and 1999 and for the three month periods then ended include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 2000. The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the audited consolidated financial statements for the year ended December 31, 1999. Accordingly, certain footnote disclosures that would substantially duplicate the disclosures contained in the December 31, 1999 audited consolidated financial statements have been omitted from these interim consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 and the notes thereto.

2. Other comprehensive losses were $418,000 for the quarter ended March 31, 2000. For quarter ended March 31, 1999, other comprehensive income was $657,000. These amounts result from net income adjusted by foreign currency translation adjustments.

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

         In the first quarter of 2000, the Company capitalized $686,000 of development costs relating to future releases of the Fourth Shift(R) Software System ("FOURTH SHIFT") and amortized $419,000 of previously capitalized technology. In the first quarter of 1999, the Company capitalized $387,000 of software development costs and amortized $398,000 of previously capitalized technology.

4. Basic EPS is computed by dividing net income by the number of weighted average common shares outstanding. For the quarter ended March 31, 2000, 1,752,000 options were excluded from the diluted EPS calculation as the effect would be anti-dilutive. For the quarter ended March 31, 1999, the dilutive effect of stock options using the treasury stock method was 837,000 shares.

5. The Company has three operating segments: Americas, Europe and Asia. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2 of the Company's December 31, 1999 audited consolidated financial statements). Financial information by operating segment as of March 31 for the three month periods then ended is as follows (in thousands):

                        Americas    Europe     Asia     Eliminations   Consolidated
                        --------   --------  --------   ------------   ------------

March 31, 2000:
   Revenue               $11,757    $2,926    $ 1,582    $      -      $16,265
   Net income (loss)        (567)       83        128           -         (356)
   Segment assets         34,599     3,435      2,616      (2,781)      37,869
March 31, 1999:
   Revenue               $12,053    $3,191    $ 1,733    $      -      $16,977
   Net income (loss)         490       (18)        61           -          533
   Segment assets         27,793     5,041      3,015      (2,781)      33,068

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis of financial condition and results of operations has been prepared under the presumption that users of the interim consolidated financial statements have either read or have access to the Company's annual report for the year ended December 31, 1999.

         CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. The following Management's Discussion and Analysis contains various "forward looking statements" within the meaning of federal securities laws which represent management's expectations or beliefs concerning future events, including statements regarding anticipated sales, marketing and research and development expenditures, growth in revenue, capital requirements, availability of new products and the sufficiency of cash to meet operating expenses. These and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including the following:

- The ability of the Company to continually enhance the FOURTH SHIFT product to meet ever changing market demands for both functionality and new technology;

- The ability of the Company to effectively integrate newly acquired or licensed products with FOURTH SHIFT and to train and incent its sales and marketing staff to sell such products;

- Fluctuations in quarterly operating results caused by changes in the computer industry, buying patterns and general economic conditions;

- The ability of the Company to continue to meet European Monetary Union requirements;

- The dependence of the Company on revenue from licensing of its FOURTH SHIFT product;

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

- The dependence of the FOURTH SHIFT product line on a third-party database management system; and

- Evolving standards regarding intellectual property protection for software products in general.

RESULTS OF OPERATIONS

         NET INCOME. The Company recorded a net loss of $356,000 or $.03 of basic and diluted earnings per share for the quarter ended March 31, 2000, compared to net income of $533,000 or $.05 of basic and diluted earnings per share for the quarter ended March 31, 1999. The decrease in net income for the first quarter of 2000 compared to the first quarter of 1999 is primarily due to the decrease in license revenues.

         TOTAL REVENUE decreased 4% to $16,265,000 during the three months ended March 31, 2000 from $16,977,000 during the comparable period in 1999. We believe the decline in revenue is primarily attributable to the year 2000 planning cycle which has softened current demand for enterprise software solutions, resulting in increased competition and pricing pressure.

         SOFTWARE LICENSE REVENUE consists of fees paid by customers for the right to use the Company's software. Software license revenue for the first quarter of 2000 decreased 14% to $4,683,000 from $5,431,000 during the same quarter in 1999. At the regional level, license revenue increased 1% in the Americas, decreased 41% in Europe and decreased 37% in Asia from the same period in 1999.

         SERVICE REVENUE includes customer support fees, training, consulting, installation and project management. Service revenue for the first quarter of 2000 decreased 1% to $10,952,000 from $11,039,000 during the same quarter in 1999. A significant amount of service revenue is derived from the implementation of new software systems sold in the previous two quarters. The decrease in service revenue was primarily due to the decline in license revenue in the last two quarters of 1999.

         THIRD-PARTY SOFTWARE REVENUE is derived from the relicensing of third-party software licenses (complementary applications). These complementary applications have been engineered to function with the FOURTH SHIFT software and extend the functionality of FOURTH SHIFT. Third-party software and other revenue increased 24% to $630,000 in the first quarter of 2000 from $507,000 during the same quarter in 1999. This increase is primarily related to the increase in sales of add-on modules to the installed base of customers.

         COST OF LICENSES increased to $859,000 in the first quarter of 2000 from $790,000 in the same period of 1999. As a percentage of total license revenue, cost of licenses was 18% in the three month period ended March 31, 2000, up from 15% in the prior year comparable period. The increase in the cost of licenses in both absolute dollars and as a percentage of revenue is primarily due to costs associated with an OEM licensing agreement with a leading customer relationship management software vendor and secondarily due to the fixed royalty cost of database software embedded in FOURTH SHIFT.

         COST OF SERVICES increased to $5,671,000, for the three months ended March 31, 2000 from $5,209,000, for the same period of 1999. Cost of services as a percent of service revenue for the period was 52%, compared to 47% in the same period in 1999. The increase in the cost of services in both absolute and percentage terms is due to start-up costs related to the Company's expanded product offerings and the significant level of fixed costs associated with generating service revenue.

         COST OF THIRD-PARTY SOFTWARE AND OTHER increased to $501,000 in the first quarter of 2000 from $305,000 in the same period of 1999. The cost of third-party software as a percentage of third-party software revenue rose to 80% for the quarter ended March 31, 2000 from 60% in the comparable period in 1999. This increase is primarily due to changes in the mix of software products licensed in the quarter.

         SELLING, GENERAL AND ADMINISTRATIVE expense was $7,093,000, or 44% of total revenue, for the three month period ended March 31, 2000, down from $7,798,000, or 46% of total revenue, for the same period in 1999. The decrease of selling, general and administrative expenses in both absolute dollars and as a percent of revenue reflects the Company's focused efforts to control expenses.

         PRODUCT DEVELOPMENT expense for the three months ended March 31, 2000 increased to $2,409,000 from $2,119,000 for the three months ended March 31, 1999. As a percentage of total revenue, product development increased to 15% in the first quarter of 2000 from 12% during the same period in 1999. The increase in product development expense in both absolute dollars and as a percentage of revenue is due to the Company's increased investment in e-commerce initiatives.

         In the first quarter of 2000, the Company capitalized $686,000 of development costs relating to future releases of FOURTH SHIFT and amortized $419,000 of previously capitalized technology. In the first quarter of 1999, the Company capitalized $387,000 of software development costs and amortized $398,000 of previously capitalized technology.

         PROVISION FOR INCOME TAXES. The provision for income taxes for the three months ended March 31, 2000 and 1999 was comprised of U.S. federal, state and foreign income taxes. The Company's U.S. federal taxes are limited to alternative minimum taxes due to utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

         During the three month period ended March 31, 2000 the Company's cash and cash equivalents decreased $887,000 to $10,897,000.

         The Company's operating activities used $223,000 during the three month period ended March 31, 2000. Net income adjusted for noncash items generated cash in the amount of $320,000. The reduction in receivables generated $2,496,000 of cash. These sources were offset by a reduction in accrued expenses of $1,946,000 and a reduction in deferred revenue of $802,000. The decrease in accrued expenses resulted from payments of commissions and bonuses accrued during 1999.

         Investing activities used $1,197,000 of cash for the three month period ended March 31, 2000. This includes cash uses of $556,000 for the purchase of furniture, fixtures and equipment, and $686,000 of capitalized development costs.

         Financing activities generated $553,000 of cash during the three month period ended March 31, 2000. This was comprised of proceeds on issuance of common stock under the Company's employee stock purchase program and upon exercise of stock options of $419,000 and a net increase of long-term obligations in the amount of $114,000.

         The Company has capital commitments with respect to software that it embeds and licenses with its software, and third party software that it has agreed to distribute. Under the remaining three years of an agreement with a database supplier, the Company has a $6,750,000 commitment that it pays in equal monthly installments. The Company has also entered into a commitment to pay minimum licensing royalties of $500,000 for the contract year ending June 30, 2000, and $1,000,000 for each of the subsequent four contract years. In addition, the Company has one $375,000 payment remaining on a licensing agreement entered into in 1999 requiring the Company to pay $1,500,000 over one year in equal quarterly installments. As part of the 1999 acquisition of Computer Aided Business Solutions ("CABS"), the Company entered into an agreement to pay four equal installments of $625,000 due on December 31, 2000, 2001, 2002 and 2003.

         The Company believes that the $11,342,000 of cash, cash equivalents and short-term investments on hand at March 31, 2000, together with the Company's available line of credit and anticipated cash flows from operations will be sufficient to fund operating cash needs over the next twelve months. At March 31, 2000, the Company was in compliance with all related financial performance covenants under the bank line of credit. If the above sources of cash are not sufficient to fund operations, the Company may need to seek additional funds through equity or debt financing.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments. Certain sales made through certain foreign subsidiaries are denominated in the subsidiaries' functional currencies. The effect of foreign currency exchange rate fluctuations versus the U.S. Dollar on these revenues is largely offset to the extent expenses of the foreign subsidiary are incurred and paid for in that same currency. None of these foreign operations have significant receivables, obligations or commitments denominated in currencies other than these operations' functional currencies. The Company does not have any foreign currency swaps or derivatives and is not subject to material foreign currency exchange risk. The Company had $2,248,000 (US dollars) worth of RMB on March 31, 2000 in its China operations. The Chinese government controls the currency in the Peoples Republic of China. Although no major fluctuations have significantly impacted the Company, the risk does exist that the Chinese government may devalue the currency, which would impact the financial position of the Company's subsidiary in China.

                           PART II - OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             27. Financial Data Schedule

         (b) Reports on Form 8-K

                 No reports on Form 8-K were filed during the three months ended March 31, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Fourth Shift Corporation



May 12, 2000

                                        /s/  DAVID G. LATZKE
                                      ------------------------------
                                      David G. Latzke
                                      Vice President and Chief Financial Officer
                                              (principal financial officer)