Form 10-Q
period 2000-06-30
FOURTH SHIFT CORP
filed 2000-08-14
CIK 905724

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

The number of shares outstanding of the Registrant's Common Stock on August 3, 2000 was 10,753,117 shares.

FOURTH SHIFT CORPORATION
INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets at June 30, 2000 and December 31, 1999	2
	Consolidated Statements of Operations for the three months and six months ended June 30, 2000 and 1999	3
	Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999	4
	Notes to Interim Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
PART II—OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	11
Item 6.	Exhibits and Reports on Form 8-K	11
SIGNATURE		12

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Fourth Shift Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	June 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,254	$11,784
Accounts receivable, net	9,834	14,187
Inventories	64	74
Prepaid expenses	1,292	1,270

Total current assets	19,444	27,315
FURNITURE, FIXTURES AND EQUIPMENT, net	5,442	5,144
RESTRICTED CASH	445	490
ACQUIRED SOFTWARE, LICENSING RIGHTS AND GOODWILL, net	3,883	4,232
SOFTWARE DEVELOPMENT COSTS, net	3,662	3,301

TOTAL ASSETS	$32,876	$40,482

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$1,474	$1,031
Revolving credit facility	1,200	1,200
Accounts payable	2,304	2,912
Accrued expenses	5,398	7,468
Deferred revenue	13,121	14,418

Total current liabilities	23,497	27,029
LONG-TERM OBLIGATIONS	2,564	2,834
SHAREHOLDERS' EQUITY:
Common stock	105	105
Additional paid-in capital	33,178	32,697
Deferred compensation	(287)	(329)
Accumulated other comprehensive losses	(134)	(38)
Accumulated deficit	(26,047)	(21,816)

Total shareholders' equity	6,815	10,619

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$32,876	$40,482

The accompanying notes are an integral part of these consolidated financial statements.

Fourth Shift Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2000	1999	2000	1999
REVENUE:
Software license	$3,261	$5,386	$7,944	$10,817
Service	11,229	11,276	22,181	22,315
Third-party software and other	608	1,091	1,238	1,598

Total revenue	15,098	17,753	31,363	34,730

OPERATING EXPENSES:
Cost of licenses	1,183	902	2,042	1,692
Cost of services	5,833	5,525	11,504	10,734
Cost of third-party software and other	362	784	863	1,089
Selling, general and administrative	7,442	7,694	14,535	15,492
Product development	3,078	2,166	5,487	4,285
Nonrecurring charges	849	—	849	—

Total operating expenses	18,747	17,071	35,280	33,292

Operating income (loss)	(3,649)	682	(3,917)	1,438
Interest expense, net	(39)	(28)	(75)	(74)
Other expense, net	(81)	(15)	(110)	(42)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(3,769)	639	(4,102)	1,322
Provision for income taxes	106	102	129	282

INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,875)	537	(4,231)	1,040
NET GAIN ON SALE OF DISCONTINUED OPERATIONS	—	50	—	80

NET INCOME (LOSS)	$(3,875)	$587	$(4,231)	$1,120

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Continuing operations income (loss) per share	$(0.37)	$0.06	$(0.40)	$0.10
Discontinued operations income per share	—	0.00	—	0.01

Net income (loss) per share	$(0.37)	$0.06	$(0.40)	$0.11

SHARES USED IN BASIC AND DILUTED PER COMMON SHARE COMPUTATION:
Basic	10,482	10,126	10,463	10,118

Diluted	10,482	10,635	10,463	10,735

The accompanying notes are an integral part of these consolidated financial statements.

Fourth Shift Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended June 30
	2000	1999
OPERATING ACTIVITIES:
Net income	$(4,231)	$1,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,114	2,247
Gain on sale of discontinued operations	—	(80)
Deferred compensation	42	44
Change in current operating items:
Accounts receivable, net	4,353	973
Inventories	10	22
Prepaid expenses	(22)	(114)
Accounts payable	(608)	181
Accrued expenses	(2,166)	(1,432)
Deferred revenue	(1,297)	(12)

Net cash provided by (used in) operating activities	(1,805)	2,949

INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment	(839)	(252)
Proceeds from sale of furniture, fixtures and equipment	—	44
Purchase of short-term investments	—	(1,239)
Cash released from restrictions	45	250
Proceeds from sale of discontinued operations	—	86
Capitalized software development costs	(1,585)	(972)
Payments for acquisitions	—	(1,200)

Net cash used in investing activities	(2,379)	(3,283)

FINANCING ACTIVITIES:
Proceeds from assumption of long-term obligations	696	630
Payments of long-term obligations	(523)	(1,322)
Proceeds from refinancing of equipment facility	—	538
Payments of equipment facility	—	(538)
Borrowings on revolving credit facility	1,200	1,200
Payments of revolving credit facility	(1,200)	—
Proceeds on issuance of common stock	481	317

Net cash provided by financing activities	654	825

Net change in cash and cash equivalents	(3,530)	491
CASH AND CASH EQUIVALENTS:
Beginning of period	11,784	10,073

End of period	$8,254	$10,564

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during each period for-
Income taxes	$29	$10
Interest	110	152

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Long-term obligations issued as part of acquisition	$—	$479
Common stock issued as part of acquisition	—	770

The accompanying notes are an integral part of these consolidated financial statements.

FOURTH SHIFT CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2000

1.  The accompanying interim consolidated financial statements have been prepared by Fourth Shift Corporation (the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.

    The unaudited consolidated financial statements as of June 30, 2000 and 1999 and for the three month and six month periods then ended include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods. The results of operations for the three month and six month periods ended June 30, 2000 are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 2000. The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the audited consolidated financial statements for the year ended December 31, 1999. Accordingly, certain footnote disclosures that would substantially duplicate the disclosures contained in the December 31, 1999 audited consolidated financial statements have been omitted from these interim consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 and the notes thereto.

2.  Other comprehensive losses were $34,000 for the three months ended June 30, 2000 as compared to other comprehensive income of $147,000 for the same period in 1999. Other comprehensive losses were $96,000 for the six months ended June 30, 2000. For the six months ended June 30, 1999, other comprehensive losses were $271,000. These amounts result from translation of the Company's foreign operations.

3.  On June 30, 2000 the Company initiated an expense reduction plan to better align its expense base with current market conditions. The expense reduction plan included headcount reductions in management and staff, and reduction in facilities and associated overhead. The Company terminated 50 employees and contractors primarily in the Sales, Consulting and Development departments in its Americas region. For the three month period ended June 30, 2000, nonrecurring charges were $849,000. This expense consisted of $465,000 of severance and early retirement costs for employees and contractors, $363,000 of previously capitalized development costs which related to geographical initiatives that were curtailed as a result of the expense reduction plan, and $21,000 from the termination of leased properties. As of June 30, 2000, the Company had $486,000 of future cash commitments relating to this charge that remained to be paid.

4.  In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," certain software development costs are capitalized upon the establishment of technological feasibility. Costs incurred prior to the establishment of technological feasibility and development costs incurred to improve and enhance existing software are charged to expense as incurred.

    In the second quarter of 2000, the Company capitalized $899,000 of development costs relating to future releases of the Fourth Shift® Software System ("FOURTH SHIFT") and amortized $443,000 of previously capitalized technology. In the six month period ended June 30, 2000, the Company capitalized $1,585,000 of development costs and amortized $862,000 of previously capitalized technology. Included in nonrecurring charges for the three month period ended June 30, 2000, the Company expensed $363,000 of previously capitalized technology that was no longer aligned with the Company's current product strategy.

As of June 30, 2000, acquired software, licensing rights and goodwill was comprised of $1,904,000 of goodwill and $1,979,000 of acquired software and licensing rights.

    In the second quarter of 1999, the Company capitalized $585,000 of software development costs, amortized $398,000 of previously capitalized technology and expensed $210,000 of previously capitalized technology that was no longer aligned with the Company's current product strategy. In the six month period ended June 30, 1999, the Company capitalized $972,000 of development costs and amortized $796,000 of previously capitalized technology.

5.  Basic EPS is computed by dividing net income by the number of weighted average common shares outstanding. For the six month period ended June 30, 2000, 2,073,000 options were excluded from the diluted EPS calculation as the effect would be anti-dilutive. The dilutive effect of stock options using the treasury stock method was 509,000 shares for three month period ended June 30, 1999 and 617,000 shares for the six month period ended June 30, 1999.

6.  The Company has three operating segments: Americas, Europe and Asia. Financial information by operating segment as of June 30 for the three month and six month periods then ended is as follows (in thousands):

	Americas	Europe	Asia	Eliminations	Consolidated
Three month period ended June 30, 2000:
Revenue	$10,894	$2,770	$1,434	—	$15,098
Net loss	(3,345)	(267)	(263)	—	(3,875)
Six month period ended June 30, 2000:
Revenue	22,651	5,696	3,016	—	31,363
Net loss	(3,914)	(182)	(135)	—	(4,231)
Segment assets at June 30, 2000	30,167	3,177	2,315	(2,783)	32,876
Three month period ended June 30, 1999:
Revenue	$12,999	$3,214	$1,540	—	$17,753
Net income (loss)	853	14	(280)	—	587
Six month period ended June 30, 1999:
Revenue	25,052	6,405	3,273	—	34,730
Net income (loss)	1,343	(4)	(219)	—	1,120
Segment assets at June 30, 1999	32,041	4,127	3,092	(2783)	36,477

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

Results of Operations

    Net income.  The Company recorded a net loss of $3,875,000 or $.37 of basic and diluted earnings per share for the quarter ended June 30, 2000, compared to net income of $587,000 or $.06 per share for the quarter ended June 30, 1999. For the six month period ended June 30, 2000, the Company recorded a net loss of $4,231,000 or $.40 of basic and diluted earnings per share compared to net income of $1,120,000 or $.11 per share for the same period ended June 30, 1999. The decline in net income is due principally to softened demand for new enterprise software licenses, which resulted in decreased software license revenue. In addition, the Company increased its investment in product development and incurred nonrecurring charges from an expense reduction plan initiated during the quarter ended June 30, 2000.

    Total revenue decreased 15% to $15,098,000 during the three months ended June 30, 2000 from $17,753,000 during the comparable period in 1999. For the six month period ended June 30, 2000, total revenue decreased 10% to $31,363,000 from $34,730,000 during the comparable period in 1999, as outlined below.

    Software license revenue are fees paid by customers for the right to use the Company's software systems. Software license revenue decreased 39% to $3,261,000 from $5,386,000 during the same quarter in 1999. Software license revenue for the six month period ended June 30, 1999 decreased 27% to $7,944,000 from $10,817,000 during the same period in 1999. At the regional level, license revenue declined 28% in the Americas, 26% in Europe and 20% in Asia for the six month period ended June 30, 2000 compared to the same period in 1999. The Company believes the demand for enterprise software solutions in the first half of 2000 continued to be softened by Year 2000 planning, and that buying decisions have been delayed as customers formulate their e-business strategies.

    Service revenue includes customer support fees, training, consulting, installation and project management. Service revenue decreased slightly to $11,229,000 from $11,276,000 during the same quarter in 1999. For the six month period ended June 30, 2000, service revenue decreased 1% to $22,181,000 from $22,315,000 during the same period in 1999. The decline in license revenue in the last two quarters has had a negative impact on service revenues, as a major portion of professional services are purchased in the three to six months following the licensing of the software. This has been largely offset by the Company's ongoing efforts to expand, standardize and promote its professional services offerings.

    Third-party software revenue is derived from the resale of third-party software licenses (complementary applications). These complementary applications have been integrated to function with FOURTH SHIFT and extend the functionality of FOURTH SHIFT. Third-party software and other revenue decreased 44% to $608,000 in the second quarter of 2000 from $1,091,000 during the same quarter in 1999. For the six month period ended June 30, 2000, third-party software and other revenue decreased 23% to $1,238,000 from $1,598,000 during the same period in 1999. This decrease is primarily related to the decrease in software license revenue, since third-party software is often licensed in conjunction with the licensing of the FOURTH SHIFT product.

    Cost of licenses increased to $1,183,000 in the second quarter of 2000 from $902,000 in the same period of 1999. For the six month period ended June 30, 2000, cost of licenses increased to $2,042,000 from $1,692,000 in the same period in 1999. As a percentage of total license revenue, cost of licenses was 26% in the six month period ended June 30, 2000 compared to 16% for the prior year comparable period. The increase in the cost of licenses in absolute dollars and as a percentage of license revenue is due to the fixed nature of these costs. A substantial portion of these costs are related to a long-term contract with the supplier of a product embedded in and distributed with FOURTH SHIFT. Additionally, in the second half of 1999 the Company entered into agreements to expand its product breadth which increased the fixed cost of licenses for future periods. These costs were not incurred during the three and six month periods ended June 30, 1999.

    Cost of services increased to $5,833,000, for the three months ended June 30, 2000 from $5,525,000, for the same period of 1999. For the six month period ended June 30, 2000, cost of services increased to $11,504,000 from $10,734,000 in the same period in 1999. For the six month period ended June 30, 2000, cost of services as a percentage of service revenue was 52%, compared to 48% in the same period in 1999. The increase in the cost of services as a percent of revenue is primarily due to resources being planned for greater growth than the Company experienced. The Company anticipates the expense reduction plan initiated on June 30, 2000 will realign the cost of services with services revenue.

    Cost of third-party software and other decreased to $362,000 in the second quarter of 2000 from $784,000 in the same period of 1999. For the six month period ended June 30, 2000, cost of third-party software and other decreased to $863,000 from $1,089,000 for the same period in 1999. For the six month period ended June 30, 2000, cost of third-party software and other as a percent of third-party software and other revenue was 70%, up from 68% for the same period in 1999. The increase in cost of third-party software as a percentage of third-party software revenue is due to changes in the mix of software products sold during these periods.

    Selling, general and administrative expense decreased to $7,442,000 for the three month period ended June 30, 2000 from $7,694,000 for the three month period ended June 30, 1999. For the six month period ended June 30, 2000, selling, general and administrative expense decreased to $14,535,000 compared to $15,492,000 during the same period in 1999. The decrease in absolute dollars reflects the Company's continuing efforts to manage its expense base in line with revenue. As a percentage of revenue, selling, general and administrative expense was 49% of total revenue for the three month period ended June 30, 2000, up from 43% of total revenue, for the three month period ended June 30, 1999. For the six month period ended June 30, 2000, selling, general and administrative expense was 46% of total revenue, compared to 45% of total revenue for the same period in 1999. The increase in selling, general and administrative expense as a percent of total revenue is due to resources being planned for greater growth than the Company experienced. The Company anticipates the expense reduction plan initiated on June 30, 2000 will aid in realigning selling, general and administrative expense as a percent of total revenue.

    Product development expense for the three months ended June 30, 2000 increased to $3,078,000 from $2,166,000 for the three months ended June 30, 1999. For the six month period ended June 30, 2000, product development expense increased to $5,487,000 from $4,285,000 from the comparable period in 1999. As a percentage of total revenue, product development increased to 17% in the six month period ended June 30, 2000 from 12% during the same period in 1999. The increase in product development spending is a result of the Company's effort to increase the product breadth and functionality of the FOURTH SHIFT system, in line with the Company's e-commerce strategy.

    In the second quarter of 2000, the Company capitalized $899,000 of development costs relating to future releases of FOURTH SHIFT and amortized $443,000 of previously capitalized technology. In the six month period ended June 30, 2000, the Company capitalized $1,585,000 of development costs and amortized $862,000 of previously capitalized technology. Included in nonrecurring charges for the three month period ended June 30, 2000, the Company expensed $363,000 of previously capitalized technology that was no longer aligned with the Company's current product strategy.

    In the second quarter of 1999, the Company capitalized $585,000 of software development costs, amortized $398,000 of previously capitalized technology and expensed $210,000 of previously capitalized technology that was no longer aligned with the Company's current product strategy. In the six month period ended June 30, 1999, the Company capitalized $972,000 of development costs and amortized $796,000 of previously capitalized technology.

    Nonrecurring charges are the result of the Company's efforts to better align its expense base with current market conditions. The Company re-evaluated near term revenue projections and on June 30, 2000 initiated an expense reduction plan to reduce its expense base. The expense reduction plan included headcount reductions in management and staff, and reductions in facilities and associated overhead. The Company terminated 50 employees and contractors primarily in the Sales, Consulting and Development departments in its Americas region. For the three month period ended June 30, 2000, nonrecurring charges were $849,000. This expense consisted of $465,000 of severance and early retirement costs for employees and contractors, $363,000 of previously capitalized development costs which related to geographical initiatives that were curtailed as a result of the expense reduction plan, and $21,000 from the termination of leased properties. As of June 30, 2000, the Company had $486,000 of future cash commitments relating to this charge that remained to be paid.

    Provision for income taxes.  The provision for income taxes for the three and six months ended June 30, 2000 and 1999 was comprised of U.S. federal, state and foreign income taxes. The Company's U.S. federal taxes are limited to alternative minimum taxes due to utilization of net operating loss carryforwards.

Liquidity and Capital Resources

    During the six months ended June 30, 2000, the Company's cash, cash equivalents and short-term investments decreased to $8,254,000 from $11,784,000.

    The Company's operating activities used $1,805,000 of cash during the six month period ended June 30, 2000. Net income adjusted for non-cash items resulted in a cash use of $2,075,000. The change in accounts receivable generated $4,353,000 of cash, which was offset by a change of $2,166,000 in accrued expenses, $608,000 in accounts payable and $1,297,000 in deferred revenue.

    Investing activities used $2,379,000 of cash for the six months ended June 30, 2000. This includes $839,000 for the purchase of furniture, fixtures and equipment and $1,585,000 of capitalized development costs. This was offset by a decrease in the restricted cash balance of $45,000.

    Financing activities provided $654,000 of cash during the six months ended June 30, 2000. This includes proceeds from assumption of long-term obligations of $696,000 and from the issuance of common stock of $481,000. This was offset by payments of $523,000 for principal payments on the Company's capital lease obligations.

    The Company has capital commitments with respect to software that it embeds and sells with its software, and third party software that it has agreed to distribute. Under the remaining two years of an agreement with a database supplier, the Company has a $6,000,000 commitment that it pays in equal monthly installments. The Company also has a commitment to pay minimum licensing royalties to a supplier of application software with which the Company has an OEM agreement of $675,000 for the contract year ending June 30, 2001, and $1,000,000 for each of the following three contract years.

    On June 30, 1999, the Company acquired all of the outstanding capital stock of Computer Aided Business Solutions, Inc. ("CABS"), a developer of software solutions for manufacturing companies. As part of the CABS acquisition, the Company issued 130,000 shares of its common stock and entered into an agreement to pay four equal installments of $625,000 due by January 31, 2001, 2002, 2003 and 2004.

    The Company does not have any other material scheduled commitments for capital expenditures. The Company believes that the $8,254,000 of cash and cash on hand at June 30, 2000, together with the Company's line of credit and anticipated cash flows from operations will be sufficient to fund operating cash needs over the next twelve months. If the above sources of cash are not sufficient to fund operations, the Company may need to seek additional funds through equity or debt financing.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments. Certain sales made through certain foreign subsidiaries are denominated in the subsidiaries' functional currencies. The effect of foreign currency exchange rate fluctuations versus the U.S. Dollar on these revenues is largely offset to the extent expenses of the foreign subsidiary are incurred and paid for in that same currency. None of these foreign operations have significant receivables, obligations or commitments denominated in currencies other than these operations' functional currencies. The Company does not have any foreign currency swaps or derivatives and is not subject to material foreign currency exchange risk. There have been no significant changes in qualitative and quantitative risks since December 31, 1999. The Company had US$ 1,901,000 worth of RMB on June 30, 2000 in its China operations. The currency in China is controlled by the Chinese government and although no major fluctuations have significantly impacted the Company, the risk does exist that the Chinese government may devalue the currency which would impact the financial position of the Company's subsidiary in China.

PART II—OTHER INFORMATION

Item 4.—Submission of Matters to a Vote of Security Holders

    The annual meeting of shareholders of Fourth Shift Corporation was held at 3:30 p.m. on Tuesday, May 9, 2000. Shareholders holding 9,162,778 shares, or approximately 86% of the outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

  a.
  Election of Directors

    The following nominees were elected to serve as members of the Board of Directors until the annual meeting of shareholders in 2003 or until such time as a successor may be elected:

	TABULATION OF VOTES
	FOR	WITHHELD
Anton J. Christianson	9,120,369	42,409
Steve J. Lair	9,120,283	42,495
Robert M. Price	9,120,269	42,509

Item 6.—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  27.
  Financial Data Schedule

  (b)
  Reports on Form 8-K

      No reports on Form 8-K were filed during the three months ended June 30, 2000.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOURTH SHIFT CORPORATION
August 13, 1999
/s/ DAVID G. LATZKE David G. Latzke Vice President and Chief Financial Officer (principal financial officer)