Form 10-Q
period 2000-09-30
FOURTH SHIFT CORP
filed 2000-11-14
CIK 905724

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-21992

FOURTH SHIFT CORPORATION
(Exact name of Registrant as specified in its charter)

Minnesota (state or other jurisdiction of incorporation or organization)	41-1437794 (I.R.S. employer identification no.)

Two Meridian Crossings
Minneapolis, MN 55423
(612) 851-1500

(Address, including zip code, of Registrant's
principal executive offices and telephone
number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the Registrant's Common Stock on November 9, 2000 was 10,753,117 shares.

FOURTH SHIFT CORPORATION
INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets at September 30, 2000 and December 31, 1999	3
	Consolidated Statements of Operations for the three months and nine months ended September 30, 2000 and 1999	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999	5
	Notes to Interim Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
PART II—OTHER INFORMATION
Item 5.	Other Events	12
Item 6.	Exhibits and Reports on Form 8-K	12
SIGNATURE		13

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Fourth Shift Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	September 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,182	$11,784
Accounts receivable, net	9,823	14,187
Inventories	69	74
Prepaid expenses	1,175	1,270

Total current assets	17,249	27,315
FURNITURE, FIXTURES AND EQUIPMENT, net	5,265	5,144
RESTRICTED CASH	445	490
ACQUIRED SOFTWARE, LICENSING RIGHTS AND GOODWILL, net	3,717	4,232
SOFTWARE DEVELOPMENT COSTS, net	4,003	3,301

TOTAL ASSETS	$30,679	$40,482

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$1,379	$1,031
Revolving credit facility	1,200	1,200
Accounts payable	1,786	2,912
Accrued expenses	5,222	7,468
Deferred revenue	11,922	14,418

Total current liabilities	21,509	27,029
LONG-TERM OBLIGATIONS	2,345	2,834
SHAREHOLDERS' EQUITY:
Common stock	106	105
Additional paid-in capital	33,331	32,697
Deferred compensation	(232)	(329)
Accumulated other comprehensive losses	(180)	(38)
Accumulated deficit	(26,200)	(21,816)

Total shareholders' equity	6,825	10,619

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$30,679	$40,482

The accompanying notes are an integral part of these consolidated balance sheets.

Fourth Shift Corporation and Subsidiaries

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2000	1999	2000	1999
REVENUE:
Software license	$3,227	$4,205	$11,171	$15,022
Service	11,008	11,559	33,189	33,874
Third-party software and other	657	761	1,895	2,359

Total revenue	14,892	16,525	46,255	51,255

OPERATING EXPENSES:
Cost of licenses	1,187	977	3,229	2,669
Cost of services	4,973	5,348	16,477	16,082
Cost of third-party software and other	493	561	1,356	1,650
Selling, general and administrative	6,038	7,028	20,573	22,520
Product development	2,086	2,142	7,573	6,427
Nonrecurring charges	—	—	849	—

Total operating expenses	14,777	16,056	50,057	49,348

Operating income (loss)	115	469	(3,802)	1,907
Interest expense, net	(44)	(25)	(119)	(99)
Other income (expense), net	(82)	(37)	(192)	(79)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(11)	407	(4,113)	1,729
Provision for income taxes	142	15	271	297

INCOME (LOSS) FROM CONTINUING OPERATIONS	(153)	392	(4,384)	1,432
NET GAIN ON SALE OF DISCONTINUED OPERATIONS	—	86	—	166

NET INCOME (LOSS)	$(153)	$478	$(4,384)	$1,598

BASIC EARNINGS PER COMMON SHARE:
Continuing operations income (loss) per share	$(0.01)	$0.04	$(0.42)	$0.14
Discontinued operations income (loss) per share	—	0.01	—	0.02

Net income (loss) per share	$(0.01)	$0.05	$(0.42)	$0.16

DILUTED EARNINGS PER COMMON SHARE:
Continuing operations income (loss) per share	$(0.01)	$0.03	$(0.42)	$0.13
Discontinued operations income (loss) per share	—	0.01	—	0.02

Net income (loss) per share	$(0.01)	$0.04	$(0.42)	$0.15

SHARES USED IN BASIC AND DILUTED PER COMMON SHARE COMPUTATION:
Basic	10,571	10,332	10,499	10,190

Diluted	10,571	10,716	10,499	10,729

The accompanying notes are an integral part of these consolidated financial statements.

Fourth Shift Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended September 30
	2000	1999
OPERATING ACTIVITIES:
Net income (loss)	$(4,384)	$1,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,708	3,163
Capitalized development written-off	363	322
Gain on sale of discontinued operations	—	(166)
Deferred compensation	97	66
Change in current operating items:
Accounts receivable, net	4,364	3,067
Inventories	5	42
Prepaid expenses	95	(502)
Accounts payable	(1,126)	974
Accrued expenses	(2,388)	(1,111)
Deferred revenue	(2,496)	(1,500)

Net cash provided by (used for) operating activities	(2,762)	5,953

INVESTING ACTIVITIES:
Purchase of furniture, fixtures and equipment	(713)	(1,337)
Purchase of short-term investments	—	(1,970)
Change in restricted cash	45	(25)
Proceeds from sale of discontinued operations	—	153
Capitalized software development costs	(2,666)	(1,661)
Payments for acquisitions	—	(1,200)

Net cash used in investing activities	(3,334)	(6,040)

FINANCING ACTIVITIES:
Proceeds from assumption of long-term obligations	696	439
Payments of long-term obligations	(837)	(2,014)
Proceeds from refinancing of equipment facility	—	538
Payments of equipment facility	—	(538)
Borrowings on revolving credit facility	3,600	1,200
Payments on revolving credit facility	(3,600)	—
Proceeds on issuance of common stock	635	566

Net cash provided by financing activities	494	191

Net change in cash and cash equivalents	(5,602)	104
CASH AND CASH EQUIVALENTS:
Beginning of period	11,784	10,073

End of period	$6,182	$10,177

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during each period for—
Income taxes	$29	$10
Interest	307	254

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquired Licensing Rights	—	1,125
Long-term obligations issued as part of acquisition	—	779
Common stock issued as part of acquisition	—	479

The accompanying notes are an integral part of these consolidated financial statements.

FOURTH SHIFT CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2000

    1.  The accompanying interim consolidated financial statements have been prepared by Fourth Shift Corporation (the "Company"), without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.

    The unaudited consolidated financial statements as of September 30, 2000 and 1999 and for the three month and nine month periods then ended include, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial results for the respective interim periods. The results of operations for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of results of operations to be expected for the entire fiscal year ending December 31, 2000. The accompanying interim consolidated financial statements have been prepared under the presumption that users of the interim consolidated financial information have either read or have access to the audited consolidated financial statements for the year ended December 31, 1999. Accordingly, certain footnote disclosures that would substantially duplicate the disclosures contained in the December 31, 1999 audited consolidated financial statements have been omitted from these interim consolidated financial statements. It is suggested that these interim consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 and the notes thereto.

    2.  Other comprehensive losses were $46,000 for the three months ended September 30, 2000 as compared to other comprehensive income of $43,000 for the same period in 1999. Other comprehensive losses were $142,000 for the nine months ended September 30, 2000. For the nine months ended September 30, 1999, other comprehensive income was $228,000. These amounts result from translation of the Company's foreign operations.

    3.  On June 30, 2000 the Company initiated an expense reduction plan to better align its expense base with current market conditions. The expense reduction plan included headcount reductions in management and staff, and reduction in facilities and associated overhead. The Company terminated 50 employees and contractors primarily in the Sales, Consulting and Development departments in its Americas region. For the three month period ended June 30, 2000, nonrecurring charges were $849,000. This expense consisted of $465,000 of severance and early retirement costs for employees and contractors, $363,000 of previously capitalized development costs which related to geographical initiatives that were scaled back as a result of the expense reduction plan, and $21,000 from the termination of leased properties. As of September 30, 2000, the Company had $88,000 of future cash commitments relating to this charge that remained to be paid.

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

    In the third quarter of 2000, the Company capitalized $718,000 of development costs relating to future releases of the Fourth Shift® Software System ("FOURTH SHIFT") and amortized $377,000 of previously capitalized technology. In the nine month period ended September 30, 2000, the Company capitalized $2,303,000 of development costs and amortized $1,239,000 of previously capitalized technology. Included in nonrecurring charges for the nine month period ended September 30, 2000, the Company expensed $363,000 of previously capitalized technology that was no longer aligned with the Company's current product strategy. As of September 30, 2000, acquired software, licensing rights and goodwill was comprised of $1,838,000 of goodwill and $1,879,000 of acquired software and licensing rights.

    In the third quarter of 1999, the Company capitalized $464,000 of software development costs, amortized $315,000 of previously capitalized technology and expensed $112,000 of previously capitalized technology that was no longer aligned with the Company's product strategy. In the nine month period ended September 30, 1999, the Company capitalized $1,437,000 of development costs and amortized $1,156,000 of previously capitalized technology.

    5.  Basic EPS is computed by dividing net income by the number of weighted average common shares outstanding. For the nine month period ended September 30, 2000, 2,073,000 options were excluded from the diluted EPS calculation as the effect would be anti-dilutive. The dilutive effect of stock options using the treasury stock method was 384,000 shares for the three month period ended September 30, 1999 and 539,000 shares for the nine month period ended September 30, 1999.

    6.  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June, 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until the fourth quarter of fiscal 2000. The Company believes that the adoption of SAB 101 will not have a material impact on its financial condition or results of operations.

    7.  The Company has three operating segments: Americas, Europe and Asia. Financial information by operating segment as of September 30 and for the three month and nine month periods then ended is as follows (in thousands):

	Americas	Europe	Asia	Eliminations	Consolidated
Three month period ended September 30, 2000:
Revenue	$11,188	$2,393	$1,311	—	$14,892
Net profit (loss)	156	(305)	(4)	—	(153)
Nine month period ended September 30, 2000:
Revenue	33,838	8,090	4,327	—	46,255
Net loss	(3,759)	(486)	(139)	—	(4,384)
Segment assets at September 30, 2000	29,214	2,336	1,910	(2,781)	30,679
Three month period ended September 30, 1999:
Revenue	$11,976	$3,226	$1,323	—	$16,525
Net income (loss)	716	(55)	(183)	—	478
Nine month period ended September 30, 1999:
Revenue	37,028	9,631	4,596	—	51,255
Net income (loss)	2059	(59)	(402)	—	1,598
Segment assets at September 30, 1999	33,038	4,698	1,900	(2,781)	36,854

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
  The Company's international operations;

  •
  The ability of the Company to manage expansion of international distribution channels;

  •
  The dependence of the FOURTH SHIFT product line on a third-party database management system; and

  •
  Evolving standards regarding intellectual property protection for software products in general.

Results of Operations

    Net income.  The Company recorded a net loss of $153,000 or $.01 of basic and diluted earnings per share for the quarter ended September 30, 2000, compared to net income of $478,000 or $.05 per share for the quarter ended September 30, 1999. For the nine month period ended September 30, 2000, the Company recorded a net loss of $4,384,000 or $.42 of basic and diluted earnings per share compared to net income of $1,598,000 or $.16 basic earnings per share for the same period ended September 30, 1999. The decline in net income is due principally to softened demand for new enterprise software licenses, which resulted in decreased software license revenue. In addition, the Company increased its investment in product development and incurred nonrecurring charges from an expense reduction plan initiated during the quarter ended June 30, 2000.

    Total revenue decreased to $14,892,000 during the three months ended September 30, 2000 from $16,525,000 during the comparable period in 1999. For the nine month period ended September 30, 2000, total revenue decreased to $46,255,000 from $51,255,000 during the comparable period in 1999, as outlined below.

    Software license revenue are fees paid by customers for the right to use the Company's software systems. Software license revenue decreased to $3,227,000 from $4,205,000 during the same quarter in 1999. Software license revenue for the nine month period ended September 30, 2000 decreased to $11,171,000 from $15,022,000 during the same period in 1999. At the regional level, license revenue declined 24% in the Americas, 35% in Europe and 20% in Asia for the nine month period ended September 30, 2000 compared to the same period in 1999. The Company believes that confusion from market information has softened the demand for enterprise software solutions as customers delay buying decisions in order to formulate their e-business strategies.

    Service revenue includes customer support fees, training, consulting, installation and project management. Service revenue decreased 5% to $11,008,000 from $11,559,000 during the same quarter in 1999. For the nine month period ended September 30, 2000, service revenue decreased 2% to $33,189,000 from $33,874,000 during the same period in 1999. The decline in license revenue has had a negative impact on service revenues, as a major portion of professional services are purchased in the three to six months following the licensing of the software. This has been largely offset by the Company's ongoing efforts to expand, standardize and promote its professional services offerings.

    Third-party software revenue is derived from the resale of third-party software licenses (complementary applications). These complementary applications have been integrated to function with FOURTH SHIFT and extend the functionality of FOURTH SHIFT. Third-party software and other revenue decreased 14% to $657,000 in the third quarter of 2000 from $761,000 during the same quarter in 1999. For the nine month period ended September 30, 2000, third-party software and other revenue decreased 20% to $1,895,000 from $2,359,000 during the same period in 1999. This decrease is primarily related to the decrease in software license revenue, since third-party software is often licensed in conjunction with the licensing of the FOURTH SHIFT product.

    Cost of licenses increased to $1,187,000 in the second quarter of 2000 from $977,000 in the same period of 1999. For the nine month period ended September 30, 2000, cost of licenses increased to $3,229,000 from $2,669,000 in the same period in 1999. As a percentage of total license revenue, cost of licenses was 29% in the nine month period ended September 30, 2000 compared to 18% for the prior year comparable period. The increase in the cost of licenses in absolute dollars and as a percentage of license revenue is due to the fixed nature of these costs. A substantial portion of these costs are related to a long-term commitment with the supplier of a product embedded in and distributed with FOURTH SHIFT. Additionally, in the second half of 1999 the Company entered into agreements to expand its product breadth which increased the fixed cost of licenses for future periods. These costs were not incurred during the first half of 1999.

    Cost of services decreased 7% to $4,973,000, for the three months ended September 30, 2000 from $5,348,000, for the same period of 1999. As a percentage of services revenue, cost of services was 45% for the three months ended September 30, 2000, as compared to 46% for the same period in 1999. The Company believes that this reduction of cost in both absolute and relative terms is a result of the expense reduction plan initiated on June 30, 2000, which has begun to realign the cost of services with services revenue. For the nine month period ended September 30, 2000, cost of services increased 2% to $16,477,000 from $16,082,000 in the same period in 1999. For the nine month period ended September 30, 2000, cost of services as a percentage of service revenue was 50%, compared to 47% in the same period in 1999. The increase in the cost of services as a percent of revenue is primarily due to resources being planned for greater growth in the first half of 2000 than the Company experienced.

    Cost of third-party software and other decreased to $493,000 in the third quarter of 2000 from $561,000 in the same period of 1999. For the nine month period ended September 30, 2000, cost of third-party software and other decreased to $1,356,000 from $1,650,000 for the same period in 1999. For the nine month period ended September 30, 2000, cost of third-party software and other as a percent of third-party software and other revenue was 72%, up from 70% for the same period in 1999. The increase in cost of third-party software as a percentage of third-party software revenue is due to changes in the mix of software products sold during these periods.

    Selling, general and administrative expense decreased 14% to $6,038,000 for the three month period ended September 30, 2000 from $7,028,000 for the three month period ended September 30, 1999. For the nine month period ended September 30, 2000, selling, general and administrative expense decreased 9% to $20,573,000 compared to $22,520,000 during the same period in 1999. The decrease in absolute dollars reflects the Company's continuing efforts to manage its expense base in line with revenue. As a percentage of revenue, selling, general and administrative expense was 41% of total revenue for the three month period ended September 30, 2000, down from 43% of total revenue, for the three month period ended September 30, 1999. For the nine month periods ended September 30, 1999 and 2000, selling, general and administrative expense was 44% of total revenue.

    Product development expense for the three months ended September 30, 2000 decreased to $2,086,000 from $2,142,000 for the three months ended September 30, 1999. For the nine month period ended September 30, 2000, product development expense increased to $7,573,000 from $6,427,000 from the comparable period in 1999. As a percentage of total revenue, product development increased to 16% in the nine month period ended September 30, 2000 from 13% during the same period in 1999. The increase in product development spending is a result of the Company's effort to increase the product breadth and functionality of the FOURTH SHIFT system, in line with the Company's e-commerce strategy.

    In the third quarter of 2000, the Company capitalized $718,000 of development costs relating to future releases of FOURTH SHIFT and amortized $377,000 of previously capitalized technology. In the nine month period ended September 30, 2000, the Company capitalized $2,303,000 of development costs and amortized $1,239,000 of previously capitalized technology. Included in nonrecurring charges for the nine month period ended September 30, 2000, the Company expensed $363,000 of previously capitalized technology that was no longer aligned with the Company's current product strategy.

    In the third quarter of 1999, the Company capitalized $464,000 of development costs and amortized $315,000 of previously capitalized technology. In the nine month period ended September 30, 1999, the Company capitalized $1,437,000 of development costs, amortized $1,156,000 of previously capitalized technology and expensed $112,000 of previously capitalized technology that was no longer aligned with the Company's product strategy.

    Nonrecurring charges are the result of the Company's efforts to better align its expense base with current market conditions. The Company re-evaluated near term revenue projections and on June 30, 2000 initiated an expense reduction plan to reduce its expense base. The expense reduction plan included headcount reductions in management and staff, and reductions in facilities and associated overhead. The Company terminated 50 employees and contractors primarily in the Sales, Consulting and Development departments in its Americas region. For the three month period ended June 30, 2000, nonrecurring charges were $849,000. This expense consisted of $465,000 of severance and early retirement costs for employees and contractors, $363,000 of previously capitalized development costs which related to geographical initiatives that were curtailed as a result of the expense reduction plan, and $21,000 from the termination of leased properties. As of September 30, 2000, the Company had $88,000 of future cash commitments relating to this charge that remained to be paid.

    Provision for income taxes.  The provision for income taxes for the three and nine months ended September 30, 2000 and 1999 was comprised of U.S. federal, state and foreign income taxes. The

Company's U.S. federal taxes are limited to alternative minimum taxes due to utilization of net operating loss carryforwards.

Liquidity and Capital Resources

    During the nine months ended September 30, 2000, the Company's cash, cash equivalents and short-term investments decreased to $6,182,000 from $11,784,000.

    The Company's operating activities used $2,762,000 of cash during the nine month period ended September 30, 2000. Net income adjusted for non-cash items resulted in a cash use of $1,216,000. The change in accounts receivable generated $4,364,000 of cash, which was offset by a change of $2,496,000 in deferred revenue, $2,388,000 in accrued expenses and $1,126,000 in accounts payable.

    Investing activities used $3,334,000 of cash for the nine months ended September 30, 2000. This includes $713,000 for the purchase of furniture, fixtures and equipment and $2,666,000 of capitalized development costs. This was offset by a decrease in the restricted cash balance of $45,000.

    Financing activities provided $494,000 of cash during the nine months ended September 30, 2000. This includes proceeds from assumption of long-term obligations of $696,000 and from the issuance of common stock of $635,000. This was offset by payments of $837,000 for principal payments on the Company's capital lease obligations.

    The Company has capital commitments with respect to software that it embeds and sells with its software, and third party software that it has agreed to distribute. Under the remaining two years of an agreement with a database supplier, the Company has a $5,250,000 commitment that it pays in equal monthly installments. The Company also has a commitment to pay minimum licensing royalties to a supplier of application software with which the Company has an OEM agreement of $675,000 for the contract year ending June 30, 2001, and $1,000,000 for each of the following three contract years.

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

    The Company does not have any other material scheduled commitments for capital expenditures. The Company believes that the $6,182,000 of cash and cash on hand at September 30, 2000, together with the Company's line of credit and anticipated cash flows from operations will be sufficient to fund operating cash needs over the next twelve months. If the above sources of cash are not sufficient to fund operations, the Company may need to seek additional funds through equity or debt financing.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments. Certain sales made through certain foreign subsidiaries are denominated in the subsidiaries' functional currencies. The effect of foreign currency exchange rate fluctuations versus the U.S. Dollar on these revenues is largely offset to the extent expenses of the foreign subsidiary are incurred and paid for in that same currency. None of these foreign operations have significant receivables, obligations or commitments denominated in currencies other than these operations' functional currencies. The Company does not have any foreign currency swaps or derivatives and is not subject to material foreign currency exchange risk. There have been no significant changes in qualitative and quantitative risks since December 31, 1999. The Company had US$ 1,589,000 worth of RMB (the currency of the People's Republic of China) on September 30, 2000 in its China operations. The currency in China is controlled by the Chinese government and although no major fluctuations have significantly impacted the Company, the risk does exist that the Chinese government may devalue the currency which would impact the financial position of the Company's subsidiary in China.

PART II—OTHER INFORMATION

Item 5.—Other Events

1.
At the October Meeting of the Board of Directors, held on October 17, 2000, the Board accepted the resignation of member Anton J. Christianson.

2.
Effective November 7, 2000, the Company acquired the assets and a portion of the liabilities of Endurant Business Solution, a software solutions consulting company, for $200,000 in cash and assumption of approximately $500,000 of liabilities, as well as a percentage of future revenue.

  This acquisition has been accounted for under the purchase method. Accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Intangible assets will be amortized on a straight-line basis over a period not to exceed three years.

Item 6.—Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  27.
  Financial Data Schedule

  (b)
  Reports on Form 8-K

      No reports on Form 8-K were filed during the three months ended September 30, 2000.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FOURTH SHIFT CORPORATION
November 13, 2000	By:	/s/ DAVID G. LATZKE David G. Latzke Vice President and Chief Financial Officer (principal financial officer)

QuickLinks

FOURTH SHIFT CORPORATION INDEX
PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION
SIGNATURE