Form 10-K405
period 2000-12-31
FOURTH SHIFT CORP
filed 2001-04-02
CIK 905724

                    SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the Fiscal Year Ended December 31, 2000

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transaction period from _______________ to ______________.

          Commission File Number:  0-21992

FOURTH SHIFT CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1437794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Suite 800
Two Meridian Crossings
Minneapolis, Minnesota 55423
(Address of principal executive office)
(612) 851-1500
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common  Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  [ X ]

As of March 1, 2001, the aggregate market value of the registrant's Common Stock, $.01 par value, held by nonaffiliates of the registrant was $38,564,351 (based on the closing sale price of common stock as of March 1, 2001 as quoted on the Nasdaq National Market).

As of March 1, 2001, there were 10,825,081 shares of the registrant's Common Stock, $.01 par value, issued and outstanding.

PART I

 ITEM 1.  BUSINESS.

General

          Fourth Shift Corporation (the “Company”) develops and markets internet-enabled, enterprise-wide business software.  Our principal product, the Fourth Shift® Software System (“FOURTH SHIFT”, formerly known as “MSS for OBJECTS”), includes integrated manufacturing, financial, and e-business applications.  Fourth Shift also markets business relationship and human resources management systems acquired on a private label OEM basis.  Fourth Shift combines its enterprise business applications, professional services, customer support, and on-going personal management of the customer to deliver Complete Care by Fourth Shift.  Our software system, which operates in the computing environments most accepted in the business community, including Windows and Windows NT, was one of the first enterprise resource planning (“ERP”) systems to facilitate access of employees, customers, and suppliers to essential business data over the Internet.

          The 2000 fiscal year was a difficult one for ERP software vendors, and Fourth Shift was no exception.  The slowdown in the demand for ERP software solutions we believe had at its root two causes.  The first was the diversion of resources in the previous two years to address year 2000 fears.  The second was the increasing uncertainty in the mid-range manufacturing market regarding e-Business strategy and applications.  This hesitancy on the part of our market to commit to new ERP systems affected all of our revenue sources, license revenue in particular.  In response, on two separate occasions we initiated expense reduction plans, which involved reductions in both personnel and facilities.   Despite this challenging market environment, we were able to lay the groundwork for future growth.  During 2000, we introduced our web-enabled My Fourth Shift Workplace® user interface, as well as the first part of our e-Business suite, Customer Center®.

          The downturn in 2000 follows years of growth.  In 1995 and 1996, sales grew rapidly due to further market penetration both domestically and internationally, as well as the further expansion of the breadth of our FOURTH SHIFT product line. Our revenue expanded at a slower rate during 1997, as Asian operations began to show the effects of an economic slowdown.  We also instituted a restructuring plan in December 1997, under which the development operations for a new software system (OBJECTS) were combined with continued development on the FOURTH SHIFT system, reducing overall product development costs.  The charges recorded in connection with this restructuring plan caused us to record a loss in 1997.  In 1998, we returned to profitability, generating more than $3,250,000 in operating income with total revenue growth of 30%.  We introduced eight new releases of FOURTH SHIFT in 1998, as well as support for Microsoft SQL Server, which opened new markets.

          In 1999, despite a worldwide decline in the market for ERP software solutions, we were able to continue to be profitable, maintain revenues, and expand our product line.  We acquired a Colorado-based company that had developed e-commerce applications specifically for compatibility with our software systems, formed strategic OEM partnerships with a leading Business Relationship Management software vendor and Human Resource Management software vendor, and released a true 32-bit version of FOURTH SHIFT.

          Recent Developments

          On February 26, 2001, FOURTH SHIFT and AremisSoft Corporation executed a Merger Agreement which provides that, subject to the conditions contained therein, a subsidiary of AremisSoft will be merged with and into FOURTH SHIFT, all of the outstanding shares of common stock of FOURTH SHIFT will become the right to receive $3.70 cash, and FOURTH SHIFT will become a wholly owned subsidiary of AremisSoft.  The merger is conditioned, among other things, on approval of the holders of a majority of the outstanding shares of FOURTH SHIFT common stock at a special meeting that FOURTH SHIFT currently anticipates will be held on April 27, 2001.

          Products – FOURTH SHIFT

          Our products cover the entire spectrum of capabilities required by mid-sized manufacturers utilizing e-business.  Fourth Shift e-business solutions can tap into every segment of an enterprise from customers, to suppliers, to employees.

          We provide unique software and services to manufacturers marketed as Complete Care.  The elements of Complete Care include:

e-ERP Backbone

The e-ERP backbone is the core of our product, supporting all of our customers’ critical business systems.  The rich functionality of our e-ERP backbone incorporates the latest 32-bit Microsoft technologies, providing seamless connectivity between all areas of our customers’ business including, manufacturing, order-entry, product configuration, and financials.

Customer Care

We believe nothing is more important than taking care of our customers.  Our Customer Care means expanding our customers’ front office to the virtual enterprise and beyond.  Our customers build enduring relationships with their customers via the Internet by enabling interactive collaboration and contact between their employees, their business partners and their customers.

Supplier Care

Customer satisfaction is critical, but customers can’t be satisfied without a solid supply chain.  In today’s increasingly complex business environment, the supply chain is getting longer and involving a greater number of suppliers.  Fourth Shift Supplier Care means involving and monitoring all key points along our customers’ supply chain.

Employee Care

Employees are one of every business’s most vital assets.  Because of today’s competitive labor market and more mobile workforce, attracting, hiring and training new employees is more expensive than ever.  Employee Care takes control and simplifies human resource and payroll functions to provide employees with the tools and services they need and appreciate.

We believe that FOURTH SHIFT can be distinguished from competing products because:

•	FOURTH SHIFT is an integrated (rather than interfaced) system designed to allow fast, multi-user access to data;
•	Our e-business capabilities are developed and supported by Fourth Shift;
•	FOURTH SHIFT includes over 40 application modules integrated with third party products that have expanded from the broad, deep functionality we have always provided in our e-ERP applications to include leading functionality in Business Relationship Management and Human Resources Management;

•	Our professional services provide an extended level of reliability for our customers, unlike some competitors who outsource services and support;
•	We are focused on rapid and easy implementation and have developed extensive training aids, both interactive CD-ROM and classroom;
•	FOURTH SHIFT is easy to use and offers seamless integration with off-the-shelf word processing, electronic mail, spreadsheet and other applications;
•	FOURTH SHIFT is offered with a comprehensive support program with local, national and international support organizations;
•	FOURTH SHIFT supports multiple currencies and is available in most major languages; and
•	FOURTH SHIFT is designed to encourage business process reengineering and efficiency in our customers’ manufacturing processes.

The Fourth Shift® Software System we market as Complete Care, is an enterprise-wide software solution for business entities.  Functioning in the Windows/Windows NT/NetWare open system environments, it provides an integrated approach to the industrial planning and control processes, financial management and reporting, sales order processing, customer relationship management and human resources functions.  A customer can combine any number of software modules from our base product line to provide on-line access to real-time information for MRP, bills of material, capacity requirements planning, master production scheduling, financial management, and sales order processing.  Information is communicated consistently among the various functional modules of FOURTH SHIFT through a common database, facilitating the automatic updating of common information used by all applications.  Using this system, a customer can manage inventory to significantly reduce carrying costs, manage material ordering to limit manufacturing shortages, manage manufacturing to reduce finished goods surpluses or shortages, immediately access information necessary to communicate customer order scheduling on-line, monitor overall manufacturing and problem areas to maximize efficiency and quickly produce financial reports that are consistent with manufacturing records.

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

In the year 2000, Fourth Shift made major advances in the area of e-Business products.  These products are focused on providing web access to both internal and external users of the back-office system.    The internally faced product is My Fourth Shift Workplace®, which provides web access to the transactional aspects of the system delivered into a series of Roles Based Portals.  In addition, users can add their own web content alongside the transactional content of Fourth Shift integrated with context.  The externally facing web product is Customer Center®. This product is focused on facilitating supply chain integration between our customers and their customers.

The following is a list of current FOURTH SHIFT product line offerings:

Manufacturing Modules
Inventory Management
         -Inventory Control
         -Shipping
         -Lot Trace/Serialization
Manufacturing Operations
         -Manufacturing Order Management
         -Repetitive Manufacturing
Product Definition
         -Bill of Material
         -Product Costing
Planning and Scheduling
         -Materials Requirements Planning
Vendor Operations
         -Purchasing
         -Approved Vendor Sourcing
Custom Products Manufacturing
Co-Products Manufacturing
Material Management/Analysis
Operations Performance
Shop Floor Tracking and Reporting
Engineering Module
VisiBar, barcode data collection system	Financial Modules
Financial Management
          -Accounts Payable
          -Accounts Receivable & Invoicing
          -General Ledger
Payroll  Connection
General Ledger Restructuring Package
Multi-Currency Management
Cash Management

System-Wide Modules
System Administration
          -Configuration
          -System Control
          -CIM Data Import
          -CIM Data Export
          -Management Reports
          -Framework for Windows
Executive Information System (EIS)
CIM Customizer
Screen Customizer
VisiWatch, event notification agent	Third-Party Products
Integrated EDI System
Rules-Based Configurator
Cash Collection & Management
Cycle Counting/Inventory
      Management
Manufacturing Variance Analysis
Message Analysis & Reporting
Remote Communications
Paperless Document Management
Electronic Business Forms
Automated Timekeeping
Quote Management
Forecast Management System
Bill of Material Analysis
Store Front Cash Collections System

e-Business Products
My Fourth Shift Workplace
Customer Center

Sales Activity Modules Customer Operations -Order Entry -Advanced Price Book Sales Analysis Rules Based Pricing Sales Order Processing	OEM Product Lines Business Relationship Management (BRM) -Powered by Pivotal Advance Planning and Scheduling -Powered by Systems Modeling Human Resource Management (HRMS) -Powered by Ultimate

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

The function of these modules can be further enhanced for use in specific manufacturing environments with the Visibar BarCode Data Collection Module, Shop Floor Tracking and Reporting Module, the Co-Products Manufacturing Module and the Custom Products Module.  In addition, the Vendor Operations Module helps buyers manage vendor relationships and the Material Management/Analysis Module allows for simulations and engineering-change control.  The Engineering Module permits engineering information to be integrated with bill of material information.

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

The Financial Modules are tightly integrated with the manufacturing and sales activity modules so that financial transactions are automatically created as a result of business activity.  The Financial Management Module provides comprehensive management of a company’s financial position and generates financial reports through the module’s general ledger function. This module also controls the processing of supplier invoices from invoice entry to check printing and reconciliation.   Similarly, customer invoicing, cash application, and accounts receivable management is supported by the Financial Management Module. The Multi-Currency Management Module offers exchange rate tracking and allows transactions to be stated in the trading partners' currency.  The Cash Management Module allows customers to track cash transactions and banking activity while providing period-end reconciliations of cash activity.  The Payroll Connection permits outside payroll services to download payroll information into the general ledger portion of the Financial Management Module.

The System-Wide Modules extend and enhance the manufacturing, sales activity and financial modules.  The System Administration Module is used to tailor the FOURTH SHIFT modules to each customer's needs, and contains key features such as audit trails, multi-language support, VAT tax, system-wide security and Novell or Windows NT support.  The System Administration Module also provides CIM connectivity to either commercial or user-developed third-party applications.  Open Database Connectivity (ODBC) is also provided under the System Administration Module: this provides access to the FOURTH SHIFT database via ODBC enabled applications, e.g., Microsoft Corporation’s Office Suite of products.  Additional system-wide modules such as Executive Information Systems (EIS), CIM Customizer, and Screen Customizer complement the System Administration Module by providing broader functionality.  The EIS Module provides decision-makers a key performance measurement tool that displays a quick overview of the state of the entire business.  The CIM Customizer Module allows the user to extend the FOURTH SHIFT applications by embedding other application software into the processing flow of the FOURTH SHIFT system.  The Screen Customizer permits the customers to configure certain screens to fit their business application.  The VisiWatch Module “watches” transaction data generated by FOURTH SHIFT taking specified data as a trigger to perform actions such as sending an email, synchronizing multiple databases and generating reports.

In 1999, the Company added three OEM Product Lines to its product offerings.  The Company licenses, implements and supports these OEM software and hardware products, which are integrated to function with the FOURTH SHIFT software.  These products extend the functionality of FOURTH SHIFT and provide a better solution to the Company’s clients.  At December 31, 2000, the Company had three agreements, which allow the Company to re-brand the OEM products and license them as Fourth Shift products.

The typical customer licenses between $50,000 and $150,000 of FOURTH SHIFT software.  FOURTH SHIFT license revenue totaled $15,000,000 for the year ended December 31, 2000 or approximately 25% of the overall revenue of the Company.

Third-Party Products.  The Company also licenses, implements and supports third-party software and hardware products, which are integrated to function with the FOURTH SHIFT software.  These products extend the functionality of Fourth Shift's software and provide a broader solution to Fourth Shift clients.  At December 31, 2000, the Company had nine agreements with various third-party software and hardware vendors to license third-party products.  Third-party products revenue totaled $2,271,000 during the year ended December 31, 2000.

Services

The Company offers a broad range of services for its FOURTH SHIFT product line, including a comprehensive customer support program, business consulting, network-related technical consulting, custom software development and extensive training programs.  Such services constituted 72%, 66% and 56% of the Company’s revenue during 2000, 1999 and 1998, respectively.

Customer Support Program. The Company offers a standardized customer support program (“CSP”) for FOURTH SHIFT.  CSP is a comprehensive, fee-based program designed to help customers obtain the maximum benefit from their business management software.  CSP subscribers pay an annual fee of 15-18% of the current list price of the modules licensed.  Approximately 74% of the currently active users of FOURTH SHIFT products subscribe to CSP.  The Company believes CSP is a stable and reliable source of revenue, which the Company intends to continue to emphasize to its new and existing customer base.

Included among the materials and services furnished through CSP are new product upgrades, telephone technical and application support, an electronic bulletin board, and newsletter and application notes.  Updated and enhanced versions of the Company’s software products are provided to CSP subscribers as part of the annual subscription fee.  Telephone support calls are handled by manufacturing, financial and technical experts located in the Company’s offices in the United States, Mexico, United Kingdom, People’s Republic of China, and Singapore.  Additionally, certain distributors handle support calls in Eastern Europe and the Middle East.

Professional Services.  The Company offers business consulting and training for use of its FOURTH SHIFT products, as well as custom software development services.  Implementation consulting services, available on a fee basis, include project management, implementation consulting and specialized custom training.  As part of the Implementation tool set the Company has developed the Implementation Workshop Series designed to ease the FOURTH SHIFT implementation process. Included in the Series is a Readiness Review to identify problems prior to using the system. Additionally, the company provides Business System Reviews to maximize the utility of the system once installed and several benchmarking tests to measure performance against competitors.

The Company’s Integrated Solutions Consulting Group provides tailored solutions for customers who desire to capitalize on the advantages of e-commerce, Electronic Data Interchange (EDI), Business Relationship Management (BRM) and Sales Force Automation (SFA) customization.

The Company offers a series of classroom and individual on-site training options.  Training includes classroom instruction at the Company’s offices in the United States, Mexico, United Kingdom, People’s Republic of China and Singapore as well as at customer sites.  Customers may also purchase Mentor®, the self-paced interactive CD-ROM training module, to supplement standard training classes while serving as an update class for the occasional user. During 2000, the Company also introduced a web-based training option, which among its other benefits allows customers to participate in the traditional classroom curricula on a half-day schedule.

The Company also offers, on a limited basis, custom software development services to meet specific customer requirements, and to integrate FOURTH SHIFT with a customer’s existing computer systems and/or third-party software providers.

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

The Company also participates in the e-business marketplace with software and services that enable companies to conduct e-business.   The target market for FOURTH SHIFT e-business initiatives is the same as its software products, midmarket manufacturers; however, FOURTH SHIFT's e-business capabilities are taking the Company into other new markets, including dot com companies.

Sales and Marketing

The Company distributes its products and services through a direct sales force and value-added resellers in major markets, and through sales agents in secondary markets.  The Company maintains regional sales offices located in San Diego and San Ramon, California; Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; Cleveland, Ohio; Dallas, Texas; and Phoenix, Arizona; in addition to its headquarters located in Minneapolis, Minnesota.  The Company sells directly through wholly owned subsidiaries in the United Kingdom, Mexico, the People's Republic of China, South Africa, Australia, Malaysia, and Singapore, and through distributors in the Americas, Europe, Africa, the Middle-East, and Asia.  During 2000, approximately 95% of the Company’s software license revenue was generated through direct sales personnel and 5% was generated through resellers and agents.  Of the license revenue generated through resellers and agents, approximately 40% of software license revenue was generated in The Americas and 60% was generated abroad (see Note 13 to the Consolidated Financial Statements).

The Company’s direct sales personnel are compensated on a salary plus commission basis with commissions paid monthly.  This monthly commission plan assists the Company in managing the level of its sales activity throughout the quarter.  The Company’s reseller agreements generally provide that sales will be made by authorized resellers on a nonexclusive basis from offices within a designated territory.  The agreements obligate the Company to license to the end-user through a value added reseller (VAR) at specified prices and to provide training to each reseller.  The Company also maintains a staff of systems consultants who offer pre- and post-sales support to the sales force and to customers.

The Company markets its products through advertising campaigns in national trade periodicals, direct mail and telemarketing.  These efforts are supplemented by listings in relevant directories and trade show and conference appearances.  The Company also receives leads from its hardware and services vendors, customers and various accounting and consulting firms.

Sales cycles for the Company’s products vary substantially based on the degree of integration, consulting and training required and also on the status of the customer's implementation of a hardware system.  The product sales cycle is usually four to six months from the time an initial sales presentation is made to a customer until the software is delivered and licensed.  The Company’s products are typically shipped within 48 hours of receipt of order.  Generally 30-50% of the price is paid when the order is made and the balance is due 30 to 60 days after delivery of the product.

Strategic Arrangements

Part of the Company’s sales and marketing strategy is to build and develop relationships with companies that will play an important role in the successful marketing of the Company’s products.  These companies include system software suppliers (such as Microsoft Corporation), database companies (such as Micro Data Base Systems, Inc. and Microsoft Corporation), and business application developers (such as Pivotal Software, Inc. and The Ultimate Software Group).  The Company uses products from system software suppliers to develop the Company’s application software products.  The suppliers also serve as technical references for future prospects.  Arrangements with database companies allow the Company to sublicense database management systems with its products and to provide fee-based support for licensees.  The Company’s arrangements with other software developers allows the Company to extend the functionality of FOURTH SHIFT and seamlessly integrate these other products into the FOURTH SHIFT system, greatly enhancing the Company’s offerings in the marketplace while reducing the Company’s development cost burden.

Product Development

Historically, the Company has invested heavily in research and development.  During the years ended December 31, 2000, 1999 and 1998, the Company recorded research and development expenses from continuing operations of $9,989,000,  $9,008,000 and $7,571,000, respectively.  In addition, the Company capitalized $2,833,000, $2,238,000 and $1,023,000 of development costs in 2000, 1999 and 1998, respectively, of development costs related to the development of FOURTH SHIFT functionality and related modules that had reached technological feasibility.  The Company begins amortization of previously capitalized costs upon general distribution of the product and uses a three to five year economic life of the framework and modules.  Amortization expense for 2000, 1999, and 1998 totaled $1,617,000, $1,371,000, and $625,000, respectively.

In 1998, the Company’s product strategy was focused on providing solutions for the Company’s primary customer base. Releases incorporated much of the OBJECTS technology including support for both Micro Data Base Systems Inc. and Microsoft SQL Server databases, and multi-company, multi-plant application functionality.  Releases in 1998 provided an Internet ready application software release targeted for small to mid-size manufacturers.

In 1999, the Company released Fourth Shift 7.0®.  This release was built with several Microsoft tools, including Visual Studio C++ and Windows Help.  Fourth Shift 7.0 includes numerous advances over previous versions such as 32-bit architecture,  an enhanced engineering module and full European Monetary Unit (EMU) and ODBC compliance.  In addition, this release supports Microsoft SQL 7.0.

In 2000, the focus of the Company’s development efforts was e-Business.  The first of the Company’s e-Centers was released, Customer Center®, as well as the Roles Based Portal interface, My Fourth Shift Workplace®.

The computer industry is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements.  The Company’s future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments, respond to evolving customer requirements and achieve market acceptance.  In particular, the Company believes it must continue to respond quickly to users' needs for broad functionality and multiplatform support and to advances in hardware and operating systems.  Failure to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness and revenues.  In the past, the Company has experienced delays in the introduction of new products and product enhancements.  These development efforts are dependent upon the availability of adequate cash to fund them.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely basis or that the Company will not experience significant delays in the future, which could have a material adverse effect on the Company’s results of operations.  In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market  acceptance.

Competition

The software industry is intensely competitive and rapidly changing.  Due to the flexibility of the Company’s products, the Company’s competitors range from providers of high-end industrial application software for use on mainframes and minicomputers to providers of low-end application software for use on PCs and LANs.  Because of the wide functionality of the Company’s product line, competitors include providers of financial and business application software as well as industrial and manufacturing resource planning software.  The Company competes generally on the basis of product features and functions, product architecture, the ability to run on a variety of industry standard platforms, technical support and other related services, ease of product integration with third-party application software and price/performance.  The ability to address thoroughly the requirements for various forms of manufacturing (discrete, process, etc.), efficiency of the user interfaces and commands, computational speed and responsiveness, ease of implementation, support for application integration, extensive training materials, and established local support and training are key competitive factors with respect to FOURTH SHIFT.

FOURTH SHIFT currently competes primarily in the market for PC-based ERP software.  The Company’s primary competitors in this market include MAPICS, Inc., Epicor Software Corporation, Kewill ERP, Inc., Lilly Software Associates, Macola, Inc., Made2Manage Systems, Inc., QAD, Inc. and Frontstep, Inc.  In addition, there are a number of smaller, regional companies that produce MRP II software for PCs.  The Company believes that purchases in this market are based primarily on hardware platform and operating system (Windows/Windows NT/NetWare for LANs versus UNIX systems), functionality, ease of implementation, application integration and industry reviews.  The Company believes that the FOURTH SHIFT product line competes favorably in the portion of this market intended for Windows/Windows NT/NetWare operating systems and LANs.

The Company’s products compete indirectly with providers of financial and accounting software for PCs and other specialized applications in the markets it serves.  Competition from this market arises primarily when a customer is seeking only a very narrow solution and the Company believes its products compete favorably with such products on the basis of broad functionality and complete vertical integration.

Many of the Company’s competitors have greater financial, marketing and technological resources than the Company.  There can be no assurance that other companies have not developed or marketed or will not develop or market software products that are superior to those of the Company, that are offered at substantially lower prices than those of the Company or that have achieved or will achieve greater market acceptance than those of the Company.

Intellectual Property

The Company has registered its trademarks for software services and products with the United States Patent and Trademark Office and with the equivalent offices of most foreign countries in which it does business.  The Company also registers the copyright on its FOURTH SHIFT software products.

The Company regards its software as proprietary in that title to and ownership of the software reside exclusively with the Company.  The Company attempts to protect its rights with a combination of trademark, copyright, employee and third-party nondisclosure agreements.  Despite these precautions, it may be possible for unauthorized parties to copy or reverse-engineer portions of the Company’s products.  While the Company’s competitive position could conceivably be threatened by its inability to protect its proprietary information, the Company believes that copyright and trademark protection are less important to the Company’s success than other factors such as the knowledge, ability and experience of the Company’s personnel, name recognition and ongoing product development and support.

The Company’s software products are licensed to end users under a perpetual, nontransferable, nonexclusive license that stipulates which modules can be used and how many concurrent users may use them.  The Company relies primarily on “shrink wrap” licenses for the protection of FOURTH SHIFT.  A “shrink wrap” license agreement is a printed license agreement included in the packaged FOURTH SHIFT software that sets forth the terms and conditions under which the licensee can use the product, and binds the licensee by its acceptance and license of FOURTH SHIFT to such terms and conditions.  Shrink wrap licenses typically are not signed by the licensee and therefore may be unenforceable under the laws of certain jurisdictions.

As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software programs could become increasingly the subject of infringement claims.  Although the Company’s products have never been the subject of an infringement claim, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not require the Company to enter into royalty arrangements or result in costly litigation.

Production

The principal materials and components used in the Company’s software products include computer media, user manuals and training guides.  The Company prepares master software disks, user manuals and packaging.  In some cases, the Company uses third-party vendors to duplicate disks containing its software and to print the Company’s user manuals, packaging and related materials.  To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products, or material returns due to product defects.

Employees

As of December 31, 2000, the Company had 496 full-time employees, including 90 in sales and marketing, 100 in software programming and documentation, 238 in customer support services and 68 in finance and administration.  The Company’s employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage.  The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

The Company’s corporate headquarters are located in Minneapolis, Minnesota, in a leased facility consisting of approximately 61,000 square feet.  The Company leases additional facilities for domestic operations in San Ramon,  California; Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; Cleveland, Ohio; Dallas, Texas; Denver, Colorado; Nashua, New Hampshire; Phoenix, Arizona and Roseville, Minnesota. The Company also leases facilities and offices for its international operations in London, Paris, Mexico City, Johannesburg, Melbourne, Singapore, Tokyo and in Beijing, Tianjin, Guangzhou, and Shanghai of the People’s Republic of China.  The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed to accommodate expansion of corporate operations and for additional sales offices.  See Note 10 of Notes to Consolidated Financial Statements for information regarding the Company’s lease obligations.

ITEM 3.  LEGAL PROCEEDINGS

From time to time the Company is involved in litigation relating to claims arising from its operations in the normal course of business.  As of the date of this filing, neither the Company nor any of its subsidiaries is a party to any legal proceedings, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company’s results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS

Marion Melvin Stuckey, age 62, is the founder of the Company and has been the Chief Executive Officer and Chairman of the Company since 1982.  Prior to forming the Company, Mr. Stuckey was an executive officer of Control Data Corporation (“CDC”), a multinational computer hardware, peripherals and services company, from 1975 to 1982.  Prior to that Mr. Stuckey served in various sales, marketing and management positions at IBM from 1960 to 1975.

Jimmie H. Caldwell, age 61, has been President, Chief Operating Officer and a Director of the Company since 1984.  Prior to that time, Mr. Caldwell served in various positions at CDC from 1964 to 1984 and held the position of Vice President of Operations for CDC's Peripheral Products Company when he left to join the Company.

Randy Tofteland, age 41, was appointed Chief Operating Officer in January 2001. Previously, he served as Vice President and General Manager of the Americas, since August 1999, having joined Fourth Shift as Vice President of Sales in June 1997.  In 1994, Mr. Tofteland founded and was President of MedVision, a software company for the medical industry.  From 1982 to 1994,  Mr. Tofteland served in various positions at GE Medical Systems.

David G. Latzke, age 41, has been Vice President and Chief Financial Officer since April 1994.  Mr. Latzke joined the Company as director of special projects in April 1993.  From 1982 until April 1993, Mr. Latzke was a manager with the Audit and Business Advisory Division of Arthur Andersen LLP.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NASDAQ Symbol

The Company's common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol FSFT.

Price Range of Common Stock

The following table sets forth the high and low closing sales price of the Common Stock as quoted by the NASDAQ National Market System for the periods indicated.  Such prices include inter-dealer prices, and may not include retail markup, markdown or commissions.
	High	Low
FISCAL 1999:
First Quarter	$7 1/16	$4 1/4
Second Quarter	5 1/2	3 5/16
Third Quarter	4 5/8	2 15/16
Fourth Quarter	6 15/16	2 7/8
FISCAL 2000:
First Quarter	$8 5/16	$5
Second Quarter	6 3/4	3
Third Quarter	3 7/16	2 1/8
Fourth Quarter	2 3/32	1

As of December 31, 2000, there were 262 shareholders of record and, based on the best available information, approximately 2,100 beneficial holders of the Company's Common Stock.  The Company has never paid cash dividends on its Common Stock and currently intends to retain earnings for use in operations.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Consolidated Financial Data
(In Thousands, Except Per Share Data)
STATEMENT OF OPERATIONS DATA-	2000	1999	1998	1997	1996

REVENUE:
Software license	$15,000	$20,440	$26,284	$21,883	$22,947
Service	43,888	45,754	37,963	27,137	23,822
Third-party software and other	2,271	3,055	3,957	3,298	2,541
Total revenue	61,159	69,249	68,204	52,318	49,310
OPERATING EXPENSES:
Cost of licenses	4,603	3,979	4,577	2,767	2,601
Cost of services	21,482	22,004	18,274	13,209	11,747
Cost of third-party software and other	1,655	2,253	3,021	2,341	2,008
Selling, general and administrative	26,788	29,614	31,508	27,505	23,046
Product development	9,989	9,008	7,571	9,271	8,674
Restructuring charge	1,147	-	-	2,566	-
Total operating expenses	65,664	66,858	64,951	57,659	48,076
Operating profit (loss)	(4,505)	2,391	3,253	(5,341)	1,234

Other expense, net	386	188	545	432	36
Income (loss) from continuing operations before provision for income taxes	(4,891)	2,203	2,708	(5,773)	1,198

Provision for income taxes	328	324	465	328	189
Income (loss) from continuing operations	(5,219)	1,879	2,243	(6,101)	1,009
Discontinued operations:
Net gain on sale of discontinued operations	-	236	281	2,311	761
Total discontinued operations	-	236	281	2,311	761
Net income (loss)	$(5,219)	$2,115	$2,524	$(3,790)	$1,770
Basic income (loss) per common share (1):
Continuing operations	$(.50)	$.19	$.22	$(.63)	$.11
Discontinued operations	-	.02	.03	.24	.08
Basic income (loss) per share	$(.50)	$.21	$.25	$(.39)	$.19
Diluted income (loss) per common share (1):
Continuing operations	$(.50)	$.18	$.22	$(.63)	$.10
Discontinued operations	-	.02	.03	.24	.08
Diluted income (loss) per share	$(.50)	$.20	$.25	$(.39)	$.18
BALANCE SHEET DATA -
Working capital (deficit)	$(5,827)	$286	$(364)	$(4,161)	$847
Total assets	30,595	40,482	33,401	31,429	31,172
Long-term obligations	1,846	2,834	835	1,299	2,304
Shareholders’ equity	5,993	10,619	7,079	4,047	7,087

(1)	See Note 2 of Notes to the Company’s Consolidated Financial Statements for an explanation of the determination of shares used in the per common share computation.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2000 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition and should be read in conjunction with the consolidated financial statements and notes thereto.

Cautionary statement for purposes of the  “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.  The following Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of federal securities laws which represent management’s expectations or beliefs concerning future events, including statements regarding anticipated sales, marketing and research and development expenditures, growth in revenue, capital requirements and the sufficiency of cash to meet operating expenses.  These and other forward looking statements made by the Company, must be evaluated in the context of a number of factors that may affect the Company’s financial condition and results of operations, including the following:

•	The ability of the Company to continually enhance the Fourth Shift® Software System (“FOURTH SHIFT”, formerly known as “MSS for OBJECTS”) product to meet ever changing market demands for both functionality and new technology;

•	The ability of the Company to effectively integrate newly acquired or licensed products with FOURTH SHIFT and to train and motivate its sales and marketing staff to sell such products;
•	Fluctuations in quarterly operating results caused by changes in the computer industry, buying patterns and general economic conditions;
•	The ability of the Company to successfully develop its FOURTH SHIFT product to continue to meet European Monetary Union requirements;
•	The dependence of the Company on revenue from licensing of its FOURTH SHIFT product;
•	The effects of changes in technology and standards in the computer industry;
•	The significant competition among developers and marketers of industrial software;
•	The ability of the Company to retain key employees;
•	The ability of the Company to continue to integrate complementary applications with its FOURTH SHIFT product to meet functionality demands;
•	The Company’s international operations;
•	The ability of the Company to manage expansion of international distribution channels;
•	The dependence of the FOURTH SHIFT product line on a third-party database management system; and
•	Evolving standards regarding intellectual property protection for software products in general.

RESULTS OF OPERATIONS

Revenue:

Total revenue  for the year ended December 31, 2000 decreased 12% to $61,159,000 from $69,249,000.  In 1999 total revenue increased 2% from $68,204,000 in 1998, as outlined below.  At the regional level, total revenue in the Americas decreased 11% from 1999 to 2000 and increased 1% from 1998 to 1999.  Total revenue from the Company’s subsidiary in Asia decreased 9% from 1999 to 2000 and 8% from 1998 to 1999.  Total revenue from the Company’s European subsidiary decreased by 17% from 1999 to 2000 and grew 8% from 1998 to 1999.  As a percentage of total revenue, sales outside of the Americas accounted for 27% in 2000, 1999 and 1998.

Software license revenue are fees paid by customers for the right to use the Company’s software system. Software license revenue decreased 27% to $15,000,000 in 2000 from $20,440,000 in 1999 and 22% to $20,440,000 in 1999 from $26,284,000 in 1998.  In the Americas, license revenues decreased 26% from 1999 to 2000, license revenue in Europe declined by 30%, and license revenue in Asia declined by 26%. The Company believes that confusion from market information has softened the demand for enterprise software solutions as customers delay buying decisions in order to formulate their e-business strategies.

Service revenue includes customer support fees, training, consulting, installation and project management. Service revenue decreased 4% to $43,888,000 in 2000 and increased 21% to $45,754,000 in 1999 from $37,963,000 in 1998. The decline in license revenue over the last two years has had a negative impact on service revenues, as a major portion of professional services are purchased in the three to six months following the licensing of the software.  This has been somewhat offset by the Company’s ongoing efforts to expand, standardize and promote its professional services offerings, and the stability of its base of customer support revenue.

Third-party software and other revenue are derived principally from the resale of third-party software licenses (complementary applications) along with limited hardware sales. These complementary applications have been integrated to function with the FOURTH SHIFT software and extend the functionality of the FOURTH SHIFT system. Third-party software and other revenue decreased 26% to $2,271,000 in 2000 from $3,055,000 in 1999 and decreased 23% in 1999 from $3,957,000 in 1998. The decrease in third-party software revenue over the two-year period since 1998 is directly related to the decrease in FOURTH SHIFT license revenue, since third-party software is often licensed in conjunction with the licensing of the FOURTH SHIFT product.

Operating Expenses:

Cost of licenses Increased to $4,603,000 in 2000 from $3,979,000 in 1999 and decreased in 1999 from $4,577,000 in 1998.  These amounts are, in percentage terms, 31%, 19%, and 17% of 2000, 1999, and 1998 total license revenue respectively.   The increase in the cost of licenses as a percentage of license revenue in 2000 and 1999 is primarily due to the fixed royalty costs paid to third-party software suppliers whose products are embedded in and distributed with the FOURTH SHIFT product. Additionally, in the second half of 1999 the Company entered into agreements to expand its product breadth, which increased the fixed cost of licenses for future periods.  These costs were not incurred during the first half of 1999.

Cost of services Decreased to $21,482,000 in 2000 from $22,004,000 in 1999 and increased in 1999 from $18,274,000 in 1998. As a percentage of service revenue, cost of services increased 1% to 49% in 2000 from 48% in 1999 and 1998.  Cost of services in percentage terms was negatively impacted by resources being planned for greater growth in the first half of 2000 than the Company experienced. This was partially offset by improved productivity in the latter half of 2000.

Cost of third-party software and other expenses as a percentage of third-party software and other revenue was 73% in 2000, 74% in 1999, and 76% in 1998.  The change in the cost of third-party software and other expenses as a percentage of related revenues is primarily due to the mix of products sold.

Selling, general and administrative expense decreased to $26,788,000 in 2000 from $29,614,000 in 1999, which was a decrease from $31,508,000 in 1998.   As a percentage of total revenue, selling, general and administrative expense was 44% in 2000, 43% in 1999, and 46% in 1998. The decrease in absolute dollars reflects the Company’s continuing efforts to manage its expense base in line with revenue expectations.

Product development expense increased to $9,989,000 or 16% of total revenue in 2000, compared to $9,008,000 or 13% of total revenue in 1999, and $7,571,000 or 11% of total revenue during 1998.  The increases since 1998 relate to increased development efforts in both the depth and breadth of the FOURTH SHIFT software system.

The Company capitalized $2,833,000, $2,238,000 and $1,023,000 of development costs in 2000, 1999 and 1998, respectively.  Amortization expense for 2000, 1999, and 1998 totaled $1,617,000, $1,371,000 and $625,000, respectively, and is included as a component of product development expense.  In 2000, 1999 and 1998, the Company wrote off $363,000, $795,000 and $458,000, respectively, of previously capitalized technology that was no longer aligned with the Company’s current product strategy.

The Company’s research and development activities are conducted internally and consist primarily of software development—the writing of code. The Company does not have any material fixed commitments for capital expenditures in research and development.  The Company believes that product development spending is critical to the continuing success of the Company’s products and intends to continue to invest heavily in research and development.

The Company accounts for capitalized development costs and related amortization under Statement of Financial Accounting Standards No. 86 (“SFAS No. 86”), “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,”  whereby capitalization of computer software development costs is to begin upon the establishment of technological feasibility, limited to the net realizable value of the software product, and cease when the software is available for general release to customers.

Nonrecurring charges are the result of the Company’s efforts to better align its expense base with current market conditions. The Company responded to these market conditions on two separate occasions in 2000 by initiating expense reduction plans.  These expense reduction plans included headcount reductions in management and staff, and reduction in facilities and associated overhead (see Note 6, “Nonrecurring Charges”).

Other expense, net is comprised principally of interest expense on line-of-credit borrowings, equipment leases, and the effect of currency fluctuations, net of interest income.

Provision for income taxes totaled $328,000 in 2000 compared to $324,000 in 1999 and $465,000 in 1998. The tax provision for 1999 and 1998 is comprised of U.S. federal, state and foreign income taxes.  The Company’s tax provision primarily consisted of foreign taxes in 2000.  The Company’s U.S. federal taxes are limited to alternative minimum taxes due to utilization of net operating loss carryforwards in 1999 and 1998. The Company has not recognized any benefits related to deferred taxes or net operating loss carryforwards relating to losses in 2000 or prior years, since their utilization is uncertain.

Operating Profit (Loss):

The Company reported an operating loss of $4,505,000 for 2000, compared to an operating profit of $2,391,000 for 1999, and  $3,253,000 for 1998.  The operating loss in 2000 is a result of a pause in the market for enterprise software solutions, due in part to market confusion regarding e-Business, and the Company’s planning for greater growth in the first half of 2000 than was experienced. The operating income in 1999 and 1998 was a result of increased selling and marketing efforts, and the Company’s focused efforts to control expenses as revenues grew.

The Company has historically experienced higher revenue and gross margin in its fourth quarter compared to the other quarters.  The Company attributes this primarily to customers’ increased spending at the end of their calendar year budgetary periods. The Company believes this pattern will continue.

Discontinued Operations:

Net Gain on Sale of Discontinued Operations relates to the Company’s 1995 sale of Just In Time Enterprise Systems, Inc. (JIT), a wholly owned subsidiary.  In connection with the sale, the Company received a note receivable based on revenues generated from the JIT Enterprise System.  The Company recognized gains associated with this note as such amounts were deemed collectible.  This note was satisfied completely as of December 31, 1999 and accordingly no gains from discontinued operations were recorded in 2000.  In 1999, the Company recognized gains of $236,000, compared to $281,000 in 1998.  All income taxes related to these transactions have been offset by utilization of net operating losses previously generated by JIT.

FOREIGN CURRENCY EXCHANGE

The Company denominates the majority of its sales in U.S. dollars.  Sales in the United States, which accounts for 70% of total revenues, are denominated and paid in U.S. dollars.  Sales in Asia, which accounts for 9% of total revenues, are denominated in U.S. dollars and payment is generally received in the local currency based on the exchange rate on the date of payment.  Sales in Europe and other countries in the Americas account for 21% of total revenues.  Of those sales, approximately 32% of sales are denominated in U.S. dollars, the remainder are denominated in the local currency.  Payment for these contracts is generally received in local currency based on the contract or based on the exchange rate at the date of payment.  The effect of foreign currency exchange rate fluctuations versus the U.S. dollar on these revenues is largely offset to the extent expenses of the foreign subsidiary are incurred and paid for in that same currency. None of these foreign operations have significant receivables, obligations or commitments denominated in currencies other than these operations’ functional currencies.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by continuing operations was $2,364,000 in 2000, compared to cash provided by operations of $7,465,000 in 1999 and $8,509,000 in 1998.  In 2000, the net loss adjusted for noncash items resulted in a cash use of $825,000.  Additional cash sources, net of acquired assets and liabilities, were decreases in accounts receivable and prepaid expenses of $3,329,000 and $383,000, respectively.  Decreases in accrued expenses, deferred revenue and accounts payable of $2,376,000, $1,983,000 and $892,000, respectively offset these sources.  The decrease in accounts receivable is the result of both increased collection efforts and the decrease in total revenue. The decrease in deferred revenue also results from the decline in total revenue.  The decrease in accrued expenses results from decreased accrued commissions and bonuses associated with the decreased software license revenue.

Cash used for investing activities was $3,902,000 in 2000 compared to $6,431,000 in 1999 and $986,000 in 1998. Specifically, 2000 cash used for investing activities includes $2,833,000 of capitalized software development costs, $701,000 for purchases of furniture, fixtures and equipment, and $413,000 of payments for acquisitions and joint ventures.  This is offset by  $45,000 released from restrictions.

Cash used in financing activities was $588,000 in 2000 compared to a source of cash of $677,000 in 1999 and a use of cash of $3,178,000 in 1998.  The Company’s financing activities in 2000 is comprised of cash-neutral line-of-credit transactions, payment of long-term obligations of $1,238,000, and proceeds from the issuance of common stock of $650,000.

The Company has a line-of-credit agreement with a bank.  Borrowings under this agreement shall not exceed the lesser of $10,000,000 or a percentage of eligible accounts receivable ($4,500,000 at December 31, 2000).  Borrowings are collateralized by accounts receivable and other assets of the Company and bear interest at the bank’s base rate plus ½%.  The agreement expires March 2002.  The Company has outstanding borrowings on the line-of-credit of $1,200,000 at December 31, 2000.

On July 1, 1998, the Company entered into a four year $12,000,000 commitment with a third-party database supplier whose product is embedded in and distributed with the FOURTH SHIFT product.  The agreement also includes three three-year renewal options.  Payments are made monthly.  At December 31, 2000, $4,500,000 remained of this commitment.

In June 1999, the Company entered into an OEM licensing agreement with a business relationship management software vendor.  As part of the agreement, the Company has agreed to pay a percentage of licensing and customer support revenues, which is included in the cost of licenses. Minimum license royalty payments are $250,000 for each of the remaining three contract years ending June 30.

In August 1999, the Company entered into an OEM licensing agreement with a human resources management system software vendor.  As part of the agreement, the Company had an initial commitment of $1,500,000.  This amount was paid over one year in equal quarterly installments beginning September 30, 1999.  The initial commitment has been capitalized as acquired licensing rights and is being amortized over a five-year useful life. The Company recognized $270,000 and $113,000 of expense under this agreement in 2000 and 1999, respectively.  In addition, the Company pays variable rate royalties to the vendor based on sales, which are included in the cost of licenses.

The Company believes that the $4,930,000 of cash and cash equivalents on hand at December 31, 2000 together with anticipated cash flows from operations and the Company’s available line-of-credit will be sufficient to fund operating cash needs for 2001. Beyond 2001, the Company plans to return to consistent generation of positive cash flows from operations; however, if this does not occur, then the Company may need to seek additional funds through equity or debt financing.

The Company has available net operating loss carryforwards of approximately $15,969,000 and tax credit carryforwards of approximately $2,067,000 at December 31, 2000.  The Company has not recognized any of these benefits in the related financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001. The Company currently does not engage in or plan to engage in derivative or hedging activities, therefore the adoption of SFAS No. 133 did not have an impact on the Company’s results of operations, financial position or cash flows.

The Company adopted the provisions of the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (“SAB”) no. 101, “Revenue Recognition in Financial Statements” during the fourth quarter of 2000.  SAB 101 provides the SEC staff’s views in applying generally accepted accounting principles to selected revenue recognition issues.  The adoption of  SAB No. 101 did not have any impact upon the Company’s revenue recognition policies.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not enter into financial instruments for trading or speculative purposes and does not currently utilize derivative financial instruments.  Certain sales made through certain foreign subsidiaries are denominated in the subsidiaries’  functional currencies. The effect of foreign currency exchange rate fluctuations versus the U.S. Dollar on these revenues is largely offset to the extent expenses of the foreign subsidiary are incurred and paid for in that same currency. None of these foreign operations have significant receivables, obligations or commitments denominated in currencies other than these operations’ functional currencies.  The Company does not have any foreign currency swaps or derivatives and is not subject to material foreign currency exchange risk.  The Company had $1,556,000 of RMB on December 31, 2000 in its China operations.  The Chinese government controls the currency in the People’s Republic of China.  Although no major fluctuations have significantly impacted the Company, the risk does exist that the Chinese government may devalue the currency, which would impact the financial position of the Company’s subsidiary in China.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOURTH SHIFT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31

(In Thousands, Except Share Data)

ASSETS	2000	1999

CURRENT ASSETS:
Cash and cash equivalents	$4,930	$11,784
Accounts receivable, net	11,038	14,187
Inventories	74	74
Prepaid expenses	887	1,270
Total current assets	16,929	27,315
FURNITURE, FIXTURES AND EQUIPMENT, at cost:
Furniture and fixtures	2,309	3,220
Computer equipment	9,467	8,930
Leasehold improvements	1,994	1,849
Assets held under capital lease	5,730	4,411
Less- Accumulated depreciation and amortization	(14,299)	(13,266)
Net furniture, fixtures and equipment	5,201	5,144
RESTRICTED CASH	445	490

SOFTWARE DEVELOPMENT COSTS, net	4,155	3,301

OTHER ASSETS, net	3,865	4,232
Total assets	$30,595	$40,482

The accompanying notes are an integral part of these consolidated financial statements.

FOURTH SHIFT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31

(In Thousands, Except Share Data)

(Continued)

LIABILITIES AND SHAREHOLDERS’ EQUITY	2000	1999

CURRENT LIABILITIES:
Current portion of long-term obligations	$1,847	$1,031
Revolving credit facility	1,200	1,200
Accounts payable	2,020	2,912
Accrued expenses	5,254	7,468
Deferred revenue	12,435	14,418
Total current liabilities	22,756	27,029

LONG-TERM OBLIGATIONS	1,846	2,834

COMMITMENTS AND CONTINGENCIES (Notes 8 and 10)

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 20,000,000 shares authorized; 10,753,123 and 10,532,908 shares issued and outstanding	107	105
Additional paid-in capital	33,345	32,697
Deferred compensation	(224)	(329)
Accumulated other comprehensive losses	(200)	(38)
Accumulated deficit	(27,035)	(21,816)
Total shareholders’ equity	5,993	10,619
Total liabilities and shareholders’ equity	$30,595	$40,482

The accompanying notes are an integral part of these consolidated financial statements.

FOURTH SHIFT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31

(In Thousands, Except Per Share Data)

	2000	1999	1998

REVENUE:
Software license	$15,000	$20,440	$26,284
Service	43,888	45,754	37,963
Third-party software and other	2,271	3,055	3,957
Total revenue	61,159	69,249	68,204
OPERATING EXPENSES:
Cost of licenses	4,603	3,979	4,577
Cost of services	21,482	22,004	18,274
Cost of third-party software and other	1,655	2,253	3,021
Selling, general and administrative	26,788	29,614	31,508
Product development	9,989	9,008	7,571
Nonrecurring charge	1,147	-	-
Total operating expenses	65,664	66,858	64,951
Operating income (loss)	(4,505)	2,391	3,253

OTHER EXPENSE, net	386	188	545
Income (loss) from continuing operations before provision for income taxes	(4,891)	2,203	2,708

PROVISION FOR INCOME TAXES	328	324	465
INCOME (LOSS) FROM CONTINUING OPERATIONS	(5,219)	1,879	2,243
DISCONTINUED OPERATIONS:
Net gain on sale of discontinued operations	-	236	281
NET INCOME (LOSS)	$(5,219)	$2,115	$2,524
BASIC INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$(.50)	$.19	$.22
Discontinued operations	-	.02	.03
Basic income (loss) per common share	$(.50)	$.21	$.25
DILUTED INCOME (LOSS) PER COMMON SHARE:
Continuing operations	$(.50)	$.18	$.22
Discontinued operations	-	.02	.03
Diluted income (loss) per common share	$(.50)	$.20	$.25

The accompanying notes are an integral part of these consolidated financial statements.

FOURTH SHIFT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2000, 1999 and 1998

(In Thousands)

	Common Stock				Accumulated Other
	Number of Shares	Par Value	Additional Paid-In Capital	Deferred Compensation	Comprehensive Losses	Accumulated Deficit	Comprehensive Income (Loss)

BALANCE, December 31, 1997	9,828	98	30,640	-	(236)	(26,455)
Common stock issued for stock options and stock purchase plan	194	2	513	-	-	-
Issuance of restricted shares	180	2	438	(438)	-	-
Amortization of deferred compensation	-	-	-	21	-	-
Net income	-	-	-	-	-	2,524	$2,524
Foreign currency translation	-	-	-	-	(30)	-	(30)
Comprehensive income							$2,494
BALANCE, December 31, 1998	10,202	102	31,591	(417)	(266)	(23,931)
Common stock issued for stock options and stock purchase plan	201	2	628	-	-	-
Common stock issued for acquisitions	130	1	478	-	-	-
Amortization of deferred compensation	-	-	-	88	-	-
Net income	-	-	-	-	-	2,115	$2,115
Foreign currency translation	-	-	-	-	228	-	228
Comprehensive income							$2,343
BALANCE, December 31, 1999	10,533	$105	$32,697	$(329)	$(38)	$(21,816)
Common stock issued for stock options and stock purchase plan	220	2	648	-	-	-
Amortization of deferred compensation	-	-	-	105	-	-
Net income	-	-	-	-	-	(5,219)	$(5,219)
Foreign currency translation	-	-	-	-	(162)	-	(162)
Comprehensive loss							$(5,381)
BALANCE, December 31, 2000	10,753	$107	$33,345	$(224)	$(200)	$(27,035)

The accompanying notes are an integral part of these consolidated financial statements.

FOURTH SHIFT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31

(In Thousands)

	2000	1999	1998

OPERATING ACTIVITIES:
Net income (loss)	$(5,219)	$2,115	$2,524
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities-
Noncash items:
Depreciation and amortization	3,926	4,227	3,165
Net gain on sale of discontinued operations	-	(236)	(281)
Deferred compensation	105	88	21
Capitalized software development written off	363	795	458
Change in current operating items:
Accounts receivable, net	3,329	431	188
Inventories	-	52	391
Prepaid expenses	383	(174)	(65)
Accounts payable	(892)	257	(1,463)
Accrued expenses	(2,376)	(782)	376
Deferred revenue	(1,983)	692	3,195
Net cash provided by (used in) continuing operating activities	(2,364)	7,465	8,509
INVESTING ACTIVITIES:
Capitalized software development costs	(2,833)	(2,238)	(1,023)
Purchases of furniture, fixtures and equipment	(701)	(1,841)	(1,094)
Payments for acquired licensing rights	-	(1,350)	-
Payments for acquisitions and joint ventures	(413)	(1,200)	-
(Increase) decrease in restricted cash	45	(25)	250
Proceeds from sale of discontinued operations	-	223	881
Net cash used in investing activities	(3,902)	(6,431)	(986)

FOURTH SHIFT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31

(In Thousands)

(Continued)

	2000	1999	1998

FINANCING ACTIVITIES:
Payments of long-term obligations	$(1,238)	$(1,153)	$(1,693)
Proceeds from capital leases	-	538	-
Repayment of equipment facility	-	(538)	-
Borrowings on line-of-credit	4,800	3,600	500
Payments on line-of-credit borrowings	(4,800)	(2,400)	(2,500)
Proceeds on issuance of common stock, net	650	630	515
Net cash provided by (used in) financing activities	(588)	677	(3,178)

EFFECT OF EXCHANGE RATE ON FOREIGN CASH BALANCES	-	-	(30)
Change in cash and cash equivalents	(6,854)	1,711	4,315

CASH AND CASH EQUIVALENTS:
Beginning of year	11,784	10,073	5,758
End of year	$4,930	$11,784	$10,073
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during each year for-
Interest	$304	$531	$720
Income taxes	$59	$653	$27
Noncash investing and financing activity
Capital leases	$755	$1,099	$527
Long-term obligations issued as part of acquisition	-	$1,984	-
Common stock issued as part of acquisition	-	$479	-

The accompanying notes are an integral part of these consolidated financial statements.

FOURTH SHIFT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2000 and 1999

1.         Nature of Business and Company Operations:

Fourth Shift Corporation (a Minnesota corporation) and its subsidiaries (collectively referred to as the Company) engage principally in the development, marketing, licensing and support of internet-enabled, enterprise-wide business software used for industrial planning and management processes, primarily for use in the manufacturing industry.  The Company’s principal product, the Fourth Shift Software System (FOURTH SHIFT), is a family of integrated manufacturing and financial management applications for intermediate-sized sites of manufacturing and distribution enterprises.  The FOURTH SHIFT system operates in a Windows, Windows NT and Novell open computing environment.

The consolidated financial statements include the accounts of Fourth Shift Corporation (Fourth Shift) and all of its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

2.         Summary of Significant Accounting Policies:

Revenue Recognition

The Company generates revenues from licensing software and providing postcontract customer support and other professional services.  The Company uses written contracts to document the elements and obligations of arrangements with its customers. Arrangements that include the licensing of software typically include customer support and other professional services.  Customer support includes the right to unspecified upgrades on a when-and-if-available basis and ongoing technical support. The other professional services may include training, installation, consulting and project management services.

Third-party software and other revenue is derived from the resale of third-party licenses and hardware.  Revenue is recognized upon delivery of the product.

The Company recognizes revenue in accordance with American Institute of Certified Public Accountants Statement of Position (‘‘SOP’’) 97-2, “Software Revenue Recognition.”  Revenue under multiple-element arrangements, which may include several software products or services sold together, are allocated to each element based upon the residual method in accordance SOP 98-9, ‘‘Software Revenue Recognition, With Respect to Certain Transactions,’’ which amends certain provisions of SOP 97-2.  Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. The Company has established sufficient vendor specific objective evidence of fair value for customer support and other professional services based upon the price charged when these elements are sold separately. Accordingly, software license fees revenues are recognized under the residual method in arrangements in which the software is licensed with customer support and/or other professional services, and the undelivered elements of the arrangements are not essential to the functionality of the delivered software. The Company recognizes software license fees upon execution of the signed contract, delivery of the software to the customer, determination that the software license fees are fixed or determinable, and determination that the collection of the software license fees is probable.  Customer support revenues are recognized ratably over the term of the arrangement, generally one year, on a straight-line basis. The other professional services elements of a software arrangement are typically accounted for separately as the services are performed. In those instances where the services are essential to the functionality of any other element of the arrangement, contract accounting is applied.

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

The Company capitalized $2,833,000 and $2,238,000 of development costs in 2000 and 1999, respectively. These costs are amortized using a two to five year economic life for the framework and modules.  Amortization expense for 2000, 1999, and 1998 totaled $1,617,000, $1,371,000, and $625,000, respectively, and is included as a component of product development expense. In connection with its 2000 restructuring (see Note 6), the Company wrote off $363,000 of previously capitalized costs relating to geographical initiatives, net of accumulated amortization, to nonrecurring charges.  In 1999 and 1998, the Company wrote off $795,000 and $458,000, respectively, of previously capitalized technology that was no longer aligned with the Company’s current product strategy.  This charge is included in product development expense.

Other Assets

Other Assets consists of intangible assets including software, licensing rights and customer lists acquired as part of business acquisitions, and goodwill (the excess of cost over net assets acquired).  Also included in Other Assets at December 31, 2000 is the Company’s advance to its new Middle East/North Africa joint venture (see Note 5).  Each of these is capitalized and amortized by the straight-line method over three to seven years based on the estimated useful economic life.  Amortization expense for 2000 and 1999 totaled $712,000 and $248,000 respectively.  No amortization expense was recorded in 1998.

Cash Equivalents

The Company considers all highly liquid and short-term investments purchased with a maturity of three months or less to be cash equivalents.  Short-term investments consist principally of government securities and mutual funds and are stated at cost, which approximates market.

Accounts Receivable

Accounts Receivable are stated net of allowances for uncollectible accounts.  At December 31, 2000 and 1999, this allowance was $1,573,000 and $1,310,000  respectively.

Inventories

Inventories consist of third-party software held for resale, computer software media, instruction material and packaging, and are stated at the lower of first-in, first-out cost or market.

Prepaid Expenses

Prepaid expenses consist principally of prepaid rents and rental deposits, prepaid insurance premiums and deposits on capital leases.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are recorded at cost and are depreciated principally under the straight-line method for financial and income tax reporting purposes over estimated useful lives that range from three to five years.  Depreciation expense for 2000, 1999 and 1998 was $1,034,000, $2,098,000 and $2,556,000 respectively.

Restricted Cash

Restricted cash is pledged to support certain facilities leases.  These restrictions will decrease over time ending in 2006.

Foreign Currency Translation

For the Company’s foreign operations, assets and liabilities are translated at year-end exchange rates, and terms included in the consolidated statements of operations are translated at average exchange rates prevailing during the year.  Translation adjustments are included in accumulated other comprehensive losses in the accompanying consolidated balance sheets.

Deferred Revenue

Deferred revenue primarily consists of customer support and other services for which cash has been received or amounts are due but services have not been provided.  Services that must be provided relate to normal operations of the Company.

Income Taxes

The Company accounts for income taxes under the liability method of accounting.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

Net Income (Loss) Per Common Share

Basic earnings per share was computed by dividing net income (loss) by the number of weighted average common shares outstanding during the year. For the year ended December 31, 2000, 2,377,000 options were excluded from the diluted EPS calculation as the effect would be anti-dilutive.  Diluted earnings per share for 1999 and 1998 was computed in the same way as the computation of basic earnings per share, except that the denominator is increased for the assumed dilutive stock options and other dilutive securities (including nonvested restricted stock), using the treasury stock method.

Reconciliation of weighted average shares used in computing income (loss) per share are as follows (in thousands):

	2000	1999	1998
Weighted average common shares outstanding used in computing basic income (loss) per share	10,518	10,227	9,956
Dilutive effect of stock options and other dilutive securities outstanding, using the treasury stock method	-	505	183
Shares used in computing diluted income (loss) per share	10,518	10,732	10,139

Reclassifications

Certain amounts previously reported in the 1999 financial statements have been reclassified to conform to the 2000 presentation.  These reclassifications had no effect on previously reported net income or shareholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The ultimate results could differ from those estimates.

New Accounting Pronouncements

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001. The Company currently does not engage in or plan to engage in derivative or hedging activities, therefore the adoption of SFAS No. 133 did not have an impact on the Company’s results of operations, financial position or cash flows.

The Company adopted the provisions of the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (“SAB”) no. 101, “Revenue Recognition in Financial Statements” during the fourth quarter of 2000.  SAB 101 provides the SEC staff’s views in applying accounting principles generally accepted in the United States to selected revenue recognition issues.  The adoption of  SAB No. 101 did not have any impact upon the Company’s revenue recognition policy.

3.         Acquisition of Computer Aided Business Solutions:

Effective June 30, 1999, the Company acquired all of the outstanding capital stock of Computer Aided Business Solutions, Inc. (“CABS”), a developer of software solutions for manufacturing companies, for $1,200,000 in cash; 130,000 shares of common stock which had a market value of approximately $479,000 at the time of acquisition; and $1,000,000 payable in equal installments of $250,000 due within 30 days of December 31, 2000, 2001, 2002 and 2003.  The installment payments are non-interest bearing and the Company has recorded the payments at present value, in the amount of $769,000.

In addition, the Company is required to make payments totaling $1,500,000 to the shareholder of CABS since CABS  attained certain operating results as defined, for the year ended December 31, 1999.  This amount is payable in equal installments of $375,000 due within 30 days of December 31, 2000, 2001, 2002 and 2003. The installment payments are non-interest bearing and the Company has recorded the payments at present value, in the amount of $1,215,000.  These additional payments have been recorded as an adjustment to the purchase price at December 31, 1999.

This acquisition has been accounted for under the purchase method.  Accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values.  Goodwill (the excess of cost over net assets acquired) and other intangibles are being amortized on a straight-line basis over a period of seven years.  The consolidated statements of operations reflect the results of operations of the purchased company beginning July 1, 1999.  Historical results would not be materially different if the acquisition would have occurred on January 1, 1998.

4.         Acquisition of Endurant Business Solutions, Inc:

Effective November 6, 2000, the company acquired the assets and certain liabilities of Endurant Business Solutions, Inc. (“Endurant”), a software consulting company.  The purchase price consisted of a $200,000 cash payment, an earn out payment for the collection of acquired receivables, and an earn out for revenue generated from the acquired entity. The revenue earn out is effective for 2001 and 2002, and is limited to $250,000 for the 2002 fiscal period. The revenue and receivable earn out payments will be recorded as purchase price adjustments and amortized on a straight-line basis over a period of three years. For the year ended December 31, 2000, $10,000 was recorded as a purchase price adjustment for the revenue and receivable earn outs.

This acquisition has been accounted for under the purchase method.  Accordingly, the purchase price has been allocated to identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values.  Goodwill (the excess of cost over net assets acquired) and other intangibles are being amortized on a straight-line basis over a period of three years.  The consolidated statements of operations reflect the results of operations of the purchased company beginning November 6, 2000.

5.         Middle East/North Africa Joint Venture (MENA):

In December 2000, the Company entered into a joint venture to market the Company’s product in the Middle East and North Africa.  The Company invested $220,000 for a 55% stake of this venture, which investment is recorded at December 31, 2000 as part of other assets.  The remaining 45% of the venture is held by its General Manager, formerly a distributor of the Company’s product in the region.  The Company will consolidate the results of MENA beginning when the joint venture registration is effective.

6.         Nonrecurring Charges:

During 2000, the Company experienced significant changes in the market in which it operates.  The Company responded on two separate occasions by initiating expense reduction plans to better align its expense base with current market conditions.  These expense reduction plans included headcount reductions in management and staff, and reduction in facilities and associated overhead.

On June 30, 2000, the Company terminated 50 employees and contractors primarily in the sales, consulting and development departments in its Americas region.  The nonrecurring charges were $849,000.  This expense consisted of $465,000 of severance and early retirement costs for employees and contractors, $363,000 of previously capitalized development costs which related to geographical initiatives that were scaled back as a result of the expense reduction plan, and $21,000 from the termination of leased properties.

On December 31, 2000 the Company terminated 29 employees and contractors, primarily in the sales, consulting and development departments in its Americas region.  The nonrecurring charges were $298,000, which consisted of $206,000 of severance and $92,000 from the termination of leased properties.

As of December 31, 2000, the Company had $338,000 of  future cash commitments relating to these charges that remained to be paid.

7.         Revolving Credit Facility:

The Company has a line-of-credit agreement with a bank.  Borrowings under this agreement are limited to the lesser of $10,000,000 or a percentage of eligible accounts receivable ($4,500,000 at December 31, 2000).  Borrowings are collateralized by accounts receivable and other assets of the Company and bear interest at the bank’s base rate plus 1/2%.  In 2000, the weighted average interest rate the Company incurred was approximately 9.6%.  The agreement expires in March 2002.  At December 31, 2000, the Company had outstanding borrowings of $1,200,000 under the line-of-credit.

8.         Long-Term Obligations:

Long-term obligations consisted of the following at December 31 (in thousands):

	2000	1999

Capital lease obligations, varying interest rates, due in various monthly installments through 2003	$1,709	$1,881
Notes payable for CABS acquisition	1,984	1,984
Less current portion	(1,847)	(1,031)
Long-term obligations	$1,846	$2,834

Future minimum payments under noncancelable capital leases, net of amounts representing interest are $994,000 in 2001, $592,000 in 2002 and $140,000 in 2003.

As part of the CABS acquisition, the Company entered into an agreement to pay four equal installments of $625,000 due within 30 days of December 31, 2000, 2001, 2002 and 2003.  The Company has recorded the payments at present value, using a discount rate of 9%, in the amount of $1,984,000 (see Note 3).

9.         Income Taxes:

At December 31, 2000, the Company had available net operating loss carryforwards of approximately $15,969,000 and tax credit carryforwards of approximately $2,067,000.  These net operating losses and tax credit carryforwards will expire from 2008 to 2020.

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

The provision for income taxes is comprised of the following for the years ended December 31 (in thousands):

	2000	1999	1998

Current tax provision:
Federal	$-	$163	$121
State	15	127	83
Foreign	313	34	261
	$328	$324	$465

 The Company records deferred taxes for the difference between the financial reporting and income tax bases of certain assets and liabilities, computed in accordance with tax laws in effect currently.  The principal differences which give rise to deferred taxes are as follows (in thousands):

	2000	1999

Net operating loss and tax credit carryforwards	$7,480	$6,288
Accruals and reserves not currently deductible for tax purposes	1,149	1,526
Capitalized research and development costs	(1,481)	(1,254)
Other	(62)	273
Less valuation allowance	(7,086)	(6,833)
Net deferred taxes	$-	$-

The Company has provided a valuation allowance for the net deferred tax benefit resulting from net operating loss carryforwards and other differences between the reported book and tax bases of certain assets and liabilities, as the realizability of this net deferred tax benefit is not reasonably assured.

The Company’s effective tax rate differs from the statutory federal income tax rate of 34% as a result of the utilization of tax operating loss carryforwards in 1999 and 1998, partially offset by alternative minimum tax, state and foreign taxes.  In 2000, the tax provision primarily consisted of foreign taxes.  No benefit for the losses generated was recorded because a full valuation allowance was recorded against net operating losses generated since their utilization is not assured.

10.       Commitments and Contingencies:

Operating Leases

The Company has operating leases for its corporate headquarters, additional office space and certain office equipment.  The aggregate future minimum rental payments under these leases, net of amounts to be received related to the sublease of certain office space, are as follows (in thousands):

Year	Amount

2001	$3,051
2002	1,895
2003	1,622
2004	1,431
2005	1,352
Thereafter	3,137
$12,488

Rent expense, including amounts paid under short-term arrangements, was approximately $2,763,000, $2,669,000, and $2,423,000 in 2000, 1999 and 1998, respectively.

Significant Contracts

On July 1, 1998, the Company entered into a four-year $12,000,000 commitment with a third-party database supplier whose product is embedded in and distributed with the FOURTH SHIFT product.  The agreement also includes three three-year renewal options.  Payments are made monthly.  In 2000, the Company recognized $3,000,000 of expense under this agreement that is included in the cost of licenses. At December 31, 2000, $4,500,000 remained of this commitment.

In June 1999, the Company entered into an OEM licensing agreement with a business relationship management software vendor, which was subsequently amended in December 2000.  As part of the agreement, the Company has agreed to pay a percentage of licensing and customer support revenues, which is included in cost of licenses.  Minimum license royalty payments are $250,000 for each of the remaining three contract years ending June 30.

In August 1999, the Company entered into an OEM licensing agreement with a human resources management system software vendor.  As part of the agreement, the Company had an initial commitment of $1,500,000.  The initial commitment has been capitalized as acquired licensing rights and is being amortized over a five-year useful life. The Company recognized $270,000 and $113,000 of expense under this agreement in 2000 and 1999, respectively. In addition, the Company will pay variable rate royalties to the vendor based on sales, which will be included in the cost of licenses.

Litigation

The Company is subject to litigation in the normal course of business.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

11.       Options and Compensation Plans:

Stock Options

Under the terms of the Company’s 1989 stock option plan (the 1989 Plan), options granted to employees expire no later than ten years after the date of grant, and the exercise price must be at least 100% of the fair market value of the shares at the date of grant.  The 1989 Plan covers both incentive and nonqualified stock options and is limited to 200,000 total shares.  Incentive stock options granted to employees, who immediately before such grant owned stock directly or indirectly representing more than 10% of the voting power of all classes of the stock of the Company, may not be exercisable more than five years after the date of grant and the exercise price per share must be at least 110% of the fair market value of the shares at the date of grant.  Options vest over varying periods not to exceed five years.  This plan remained in effect until October 17, 1999, after which time no additional options will be granted under the plan.

The Company’s 1993 stock option plan (the 1993 Plan) covers both incentive and nonqualified stock options and is limited to 3,000,000 shares. No more than 100,000 shares may be granted to any participant in a single calendar year, and the exercise price of options granted under this plan must be at least 100% of the fair market value of the shares at the date of grant.   The 1993 Plan terminates in June 2003.

Stock option plan activity is summarized as follows:

	1989 Plan	1993 Plan	Total	Option Price Per Share
Option shares outstanding at December 31, 1997	4,000	1,202,741	1,206,741	$2.63-$8.25
Options granted	-	1,132,900	1,132,900	$2.44-$4.06
Options exercised	-	(46,125)	(46,125)	$2.63-$3.38
Options forfeited	-	(492,866)	(492,866)	$2.56-$8.25
Option shares outstanding at December 31, 1998	4,000	1,796,650	1,800,650	$2.44-$8.25
Options granted	10,000	135,500	145,500	$3.25-$5.13
Options exercised	-	(51,125)	(51,125)	$2.56-$6.38
Options forfeited	-	(143,250)	(143,250)	$2.44-$7.63
Option shares outstanding at December 31, 1999	14,000	1,737,775	1,751,775	$2.44-$8.25
Options granted	-	811,000	811,000	$1.25-$5.63
Options exercised	-	(70,875)	(70,875)	$2.56-$5.50
Options forfeited	-	(277,025)	(277,025)	$2.44-$8.25
Option shares outstanding at December 31, 2000	14,000	2,200,875	2,214,875	$1.25-$6.50

	2000	1999	1998
Options exercisable at year-end	647,748	578,724	409,148
Weighted average price of options exercisable at year-end	$4.11	$4.41	$5.07
Weighted average fair market value of options granted	$2.67	$4.57	$2.67
Weighted average remaining contractual life of options outstanding at year end	7.7	7.3	8.2

The Company has elected to account for these stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized.  Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income (loss) and earnings (loss) per share would have been as follows:

		2000	1999	1998
Net income (loss):	As reported	$(5,219)	$2,115	$2,524
	Pro forma	$(5,946)	$1,057	$1,408
Basic income (loss) per common share:	As reported	$(.50)	$.21	$.25
	Pro forma	$(.57)	$.10	$.14
Diluted income (loss) per common share:	As reported	$(.50)	$.20	$.25
	Pro forma	$(.57)	$.10	$.14

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5% and expected life of 7.7 years for 2000, 1999 and 1998; expected annualized volatility of .98, .98 and  .99 for 2000, 1999 and 1998, respectively.

Other Employee Compensation Plans

The Company has a 401(k) plan that covers substantially all domestic employees over 21 years of age with at least six months of continuous service.  The Company may make discretionary matching contributions to the plan based upon employee contributions.  The Company did not make any matching contribution to this plan in 2000.  The Company made matching contributions to this plan of approximately $373,000 in 1999, and $363,000 in 1998.

The Company has an employee stock purchase plan (the Stock Purchase Plan).  Under the Stock Purchase Plan, participating full-time employees and directors of the Company are able to purchase shares of the Company’s common stock at 85% of market value, as defined.  A total of up to 900,000 shares of the Company’s common stock has been reserved under the Stock Purchase Plan.  The Company issued 149,000 shares in 2000, 150,000 shares in 1999, and 147,000 shares in 1998.  The fair value of shares purchased was $311,000 in 2000, $530,000 in 1999, and $423,000 in 1998.

Board of Directors’ Compensation Plan

The board of directors has approved a compensation plan whereby certain directors may receive cash compensation for each directors’  meeting attended or, in lieu of cash payment, shares of common stock through the Company’s Stock Purchase Plan.  The number of shares issued in lieu of cash fees is adjusted to reflect the fair market value of the common stock in accordance with the Company’s Stock Purchase Plan.  Total shares of approximately 18,000, 21,000 and, 18,000 were issued under this plan in 2000, 1999, and 1998, respectively.  The expenses recognized in connection with shares issued to nonemployee directors was approximately $41,000, $64,000, and $53,000, in 2000, 1999, and 1998, respectively.  In addition, nonemployee directors are entitled to receive options to purchase shares of the Company’s common stock under this plan.

Restricted Stock

In October 1998, the Company issued to certain employees 180,000 shares of restricted common stock and options to purchase 540,000 common shares under the terms of the 1993 Plan.  The restricted stock vests five years from the date of grant and is subject to forfeiture upon termination of employment.   The options vest in lump sum eight years from date of grant, expire ten years from the date of grant and have an exercise price equal to the fair market value on the date of grant.  The vesting of both the restricted stock and the options are accelerated if certain Company performance criteria are met in any of the three calendar years in the period ended December 31, 2001.  In 2000, 1999 and 1998, the Company recognized compensation expense of $105,000, $88,000 and $21,000 related to the restricted stock.  The remaining deferred compensation of $224,000 will be recognized over the remainder of the five-year service period.

12.       Shareholder Rights Plan:

In December 1998, the Company adopted a new Shareholder Rights Plan (Rights Plan).  Under the Rights Plan, a dividend of one preferred share purchase right (a Right) per share for each outstanding share of common stock was granted to shareholders of record.  Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock.  The Rights issued under the plan will become exercisable by shareholders other than a potential acquirer only following an acquisition by the acquirer, without prior approval by the Company’s board of directors, of 20% or more of the common stock, or the announcement of a tender offer for 20% or more of common stock.  The rights will expire in December 2008.

The Company has authorized 200,000 shares of Series A Junior Participating Preferred Stock (Preferred Stock), par value $.01.  In preference to the holders of common stock, the holders of the Preferred Stock are entitled to receive quarterly dividends equal to the greater of $1.00 or 100 times the per share amount of all cash and noncash dividends declared on common stock since the preceding quarter.  At December 31, 2000, there were no shares of Preferred Stock outstanding.

13.       Segment Reporting:

The Company discloses segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which established standards for disclosure of financial information related to operating segments of the Company as well as disclosure requirements for customer and geographic information.  SFAS No. 131 defines an operating segment as a component of a company for which operating results are reviewed regularly by the chief operating decision-maker to determine resource allocation and assess performance.  The Company has three operating segments under the guidelines of SFAS No. 131: the Americas, Asia and Europe.   Each operating segment derives its revenues from licensing its proprietary software system, providing customer support, training, consulting and installation services related to its software, and through the resale of complementary third-party software licenses and hardware.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2).  Financial information by geographical segment is as follows (in thousands):

	Americas	Europe	Asia	Eliminations	Consolidated

2000:
Revenue	$44,845	10,504	$5,810	$-	$61,159
Depreciation and amortization	3,165	151	298	-	3,614
Interest income (expense) (1)	(273)	64	-	-	(209)
Income tax expense	16	14	298	-	328
Net loss	(4,405)	(805)	(9)	-	(5,219)
Segment assets	30,077	1,556	1,743	(2,781)	30,595
Capital expenditures	1,250	201	288	-	1,739
1999:
Revenue	$50,252	$12,607	$6,390	$-	$69,249
Depreciation and amortization	3,396	303	528	-	4,227
Interest income (expense) (1)	(137)	42	-	-	(95)
Income tax expense	290	34	-	-	324
Net income (loss)	2,529	(248)	(166)	-	2,115
Segment assets	37,138	3,831	2,294	(2,781)	40,482
Capital expenditures	1,438	81	322	-	1,841
1998:
Revenue	$49,635	$11,657	$6,912	$-	$68,204
Depreciation and amortization	2,356	390	419	-	3,165
Interest income (expense) (1)	(538)	50	-	-	(488)
Income tax expense (benefit)	204	278	(17)	-	465
Net income (loss)	2,841	112	(429)	-	2,524
Segment assets	28,340	4,841	3,001	(2,781)	33,401
Capital expenditures	553	458	83	-	1,094

(1)	In the consolidated statements of operations, interest income (expense) is reported net of other expense of $177,000, $93,000 and $58,000 in 2000, 1999 and 1998, respectively.

The Company had no customers from whom it generated 10% or more of consolidated revenues.  The United States and United Kingdom were the only two countries from which the Company generated revenues exceeding 10% of consolidated revenues.  Following is information regarding operations in the United States and United Kingdom (in thousands):

	2000		1999		1998
	Revenue	Long-lived Assets	Revenue	Long-lived Assets	Revenue	Long-lived Assets

United States	$42,855	$11,756	$49,504	$11,062	$47,638	$5,823
United Kingdom	$6,674	$760	$7,760	$983	$7,163	$1,192

14.       Quarterly Financial Data (Unaudited):

The following is a condensed summary of actual quarterly results of operations for 2000 and 1999 (in thousands, except per share data):

	2000
	First	Second	Third	Fourth	Total

Revenue	$16,265	$15,098	$14,892	$14,904	$61,159
Operating profit (loss)	(268)	(3,649)	115	(703)	(4,505)
Loss from continuing operations	(356)	(3,875)	(153)	(835)	(5,219)
Net loss	$(356)	$(3,875)	$(153)	$(835)	$(5,219)
Basic and diluted income per common share	$(.03)	$(.37)	$(.01)	$(.08)	$(.50)

	1999
	First	Second	Third	Fourth	Total

Revenue	$16,977	$17,753	$16,525	$17,994	$69,249
Operating income	756	682	469	484	2,391
Income from continuing operations	503	537	392	447	1,879
Results of discontinued operations	30	50	86	70	236
Net income	$533	$587	$478	$517	$2,115
Basic income per common share:
Continuing operations	$.05	$.06	$.04	$.04	$.19
Discontinued operations	$.00	$.00	$.01	$.01	$.02
Basic income per common share	$.05	$.06	$.05	$.05	$.21
Diluted income per common share:
Continuing operations	$.05	$.06	$.03	$.04	$.18
Discontinued operations	$.00	$.00	$.01	$.01	$.02
Diluted income per common share	$.05	$.06	$.04	$.05	$.20

15.       Subsequent Event – Definitive Agreement Signed with AremisSoft to Acquire Fourth Shift:

On February  26, 2001 the Company announced a definitive agreement to be acquired by AremisSoft Corporation, an international supplier of enterprise-wide software and Internet-enabled solutions for the manufacturing, hospitality, healthcare and construction industries. Under terms of the agreement, AremisSoft will acquire all of the outstanding common stock of Fourth Shift for $3.70 per share for a total consideration of approximately $40 million. The Board of Directors of both companies unanimously approved the transaction. Closing of the transaction is subject to approval by Fourth Shift shareholders at a meeting scheduled for April 27, 2001.

Report of Independent Public Accountants

To Fourth Shift Corporation:

We have audited the accompanying consolidated balance sheets of Fourth Shift Corporation  (a Minnesota corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related  consolidated statements of operations, shareholders’ equity and cash flows for each of the three years  in the period ended December 31, 2000.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fourth Shift Corporation and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/  Arthur Andersen LLP

Minneapolis, Minnesota,
January 16, 2001, (except with respect to
Note 15, as to which the date is February 26, 2001)

Report of Independent Public Accountants on Schedules

To Fourth Shift Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in this annual report on form 10-K, and have issued our report thereon dated January 16, 2001.  Our audit was made for the purposes of forming an opinion on those financial statements taken as a whole.  The schedule II is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/  Arthur Andersen LLP

Minneapolis, Minnesota,
January 16, 2001

FOURTH SHIFT CORPORATION AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

 (In Thousands)

Description	Balance Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance End of Period

Allowances deducted from related balance sheet accounts:

Year Ended December 31, 1998:
Allowance for doubtful accounts	$773	$1,503	$1,019	$1,257

Year Ended December 31, 1999:
Allowance for doubtful accounts	$1,257	$1,423	$1,370	$1,310

Year Ended December 31, 2000:
Allowance for doubtful accounts	$1,310	$1,043	$780	$1,573
Reserves related to nonrecurring charges	-	1,147	809	338

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 with respect to executive officers is included under a separate caption entitled “Executive Officers”  in Part I of the Form 10-K.

		Principal occupation and business
Name	Age	experience for past five years
Class C - Term Expiring 2003

Steve J. Lair	54	Mr. Lair has been a director of the Company since April 1997. He has been Senior Vice President of Sales and Marketing and Service of NEC Computer Corporation since March 1998. He was Senior Vice President Marketing and Sales of Acer America Corporation from March 1997 until March 1998; Vice President, Worldwide Marketing and Sales, Personal Productivity Products, of Texas Instruments, Inc. from April 1995 to March 1997; Vice President of Marketing, Toshiba America Information Systems from April 1992 to April 1995; and Vice President, Dataquest Microcomputer Systems Group from April 1988 to April 1992.

Robert M. Price	70	Mr. Price has been a director of the Company since 1990. He has been President of PSV, Inc., a technology consulting business located in Burnsville, Minnesota, since 1990. From 1961 until 1990 he served in various executive positions, including Chairman and Chief Executive Officer, with Control Data Corporation (“CDC”). Mr. Price also serves on the Board of Directors of International Multifoods Corporation, Tupperware Incorporated, Affinity Technology, Inc., Data Link, Inc., and Public Service Company of New Mexico.

Class B - Term expiring 2002

Jimmie H. Caldwell	61	Mr. Caldwell has been President, Chief Operating Officer and a Director of the Company since 1984. Prior to that time, Mr. Caldwell served in various positions at CDC, a multinational computer hardware, peripherals and services company, from 1964 to 1984 and held the position of Vice President of Operations for CDC’s Peripheral Products Company when he left to join the Company.

Mark W. Sheffert	53	Mr. Sheffert has been a director of the Company since April 1998. He is the founder, Chairman and Chief Executive Officer, of Manchester Companies, Inc., a Minneapolis-based private investment banking and management advisory firm, since January 1994. Mr. Sheffert also serves on the Board of Directors of Telident Inc., Medical Graphics Corporation, and LifeRate Systems, Inc.

Class A - Term Expiring 2001

Marion Melvin Stuckey	62	Mr. Stuckey is the founder of the Company and has been the Chief Executive Officer and Chairman of the Company since 1982. Prior to forming the Company, Mr. Stuckey was an executive officer of CDC from 1975 to 1982. Prior to that Mr. Stuckey served in various sales, marketing and management positions at IBM from 1960 to 1975.

Michael J. Adams	55	Mr. Adams has been a Director of the Company since 1984. He has been a senior partner of Adams & Cesario, P.A., a law firm engaged in a general business practice in Minneapolis, for more than five years.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

            Under federal securities laws, the Company’s directors and officers, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company’s equity securities and any changes in such ownership to the Securities and Exchange Commission (the “Commission”) and the securities exchange on which the equity securities are registered.  Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report on Form 10K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2000.  Based on information contained in their Forms 3, 4 and 5, all directors, officers and beneficial holders of 10% of the Company’s securities timely filed such reports during 2000.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

            The following table sets forth the cash and noncash compensation for the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and the Company’s two other executive officers for services rendered.

	Annual Compensation				Long-Term Compensation
Name				Other	Awards		Payouts	All
and				Annual	Restricted			Other
Principal				Compen-	Stock		LTIP	Compen-
Position	Year	Salary	Bonus	sation	Awards(1)	Options	Payouts	sation(2)
Marion Melvin Stuckey	2000	$325,000				75,000		$15,000
Chairman and Chief	1999	305,000						18,333
Executive Officer	1998	286,000	$304,000		$78,125	143,750		18,333

Jimmie H. Caldwell	2000	245,000				55,000		15,000
President and Chief	1999	230,000						18,333
Operating Officer	1998	216,000	225,000		60,938	125,000		18,333

David G. Latzke	2000	195,000				50,000
Vice President, Secretary	1999	165,000						3,333
Chief Financial Officer	1998	151,000	140,000		45,703	71,250		3,333
and Treasurer

(1)	The value of each restricted stock award was determined by multiplying the closing market price of the Company’s Common Stock on the date of grant by the number of shares awarded. This represents a grant of 31,250 shares, 25,000 shares and 18,750 shares of restricted stock to Messrs. Stuckey, Caldwell and Latzke, respectively, that vests five years from the date of grant but accelerates upon achievement of certain performance targets. As of December 31, 2000, the number and value (based on the closing market price of the Company’s Common Stock on December 29, 2000) of the aggregate restricted stock holdings of each executive officer were as follows: 31,250 shares ($39,063) by Mr. Stuckey, 25,000 shares ($31,250) by Mr. Caldwell, and 18,750 shares ($23,438) by Mr. Latzke.

(2)	The amounts reported in this column include Company contributions to the Company’s 401(k) Plan of $3,333 in 1999 and 1998 for each of Messrs. Stuckey, Caldwell and Latzke. The amounts reported for each of Messrs. Stuckey and Caldwell for each of the three years also include $15,000 in benefits from split-dollar life insurance policies.

Stock Options

            The Company maintains a 1989 Stock Option Plan and a 1993 Stock Incentive Plan.  The Company may grant stock options, and other stock-based awards, to executive officers and other employees and consultants of the Company under the 1993 Stock Incentive Plan.  The following table presents information about options granted to named executive officers during 2000.

Option Grants in 2000

Name	Options Granted (#)	% of Total Options Granted to Employees in 2000	Exercise Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)

					5% ($)	10% ($)
Mr. Stuckey	45,000	6.0%	5.63	1/17/2010	159,189	403,416
	30,000	4.0%	1.25	12/29/2010	23,583	59,765

Mr. Caldwell	25,000	3.3%	5.63	1/17/2010	88,438	224,120
	30,000	4.0%	1.25	12/29/2010	23,583	59,765

Mr. Latzke	20,000	2.6%	5.63	1/17/2010	70,751	179,296
	30,000	3.0%	1.25	12/29/2010	23,583	59,765

(1)	These amounts represent the realizable value of the subject options from the date of grant until termination, without discounting to present value, assuming appreciation in the market value of the Common Stock from the market price on the date of grant at the rates indicated. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, and overall stock market conditions. The amounts reflected in this table may not necessarily be achieved.

      The following table sets forth information with respect to the exercise of options and the value of options held by executive officers as of December 31, 2000:

Aggregated Option Exercises in Fiscal Year 2000 and Fiscal Year End Option Values

	Shares Acquired on Exercise	Value	Number of Unexercised Options at End of 2000(1)		Value of Unexercised In-the-Money Options (2)
Name	of Options	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Mr. Stuckey	0	$0	145,000	193,750	$0	$0
Mr. Caldwell	0	0	90,250	158,750	0	0
Mr. Latzke	0	0	38,000	116,250	0	0

(1)	All of such options are exercisable at a price equal to the fair market value of the Common Stock on the date of grant, except those issued to Mr. Stuckey in 1995 for 100,000 shares, which were granted with an exercise price of $6.50, which was in excess of fair market value.

(2)	Represents the difference between the closing price of the Company’s Common Stock as reported on the NASDAQ National Market on December 29, 2000 ($1.25 per share) and the exercise price of the options.

Long-Term Incentive Plan Awards

            Other than its 1993 Stock Incentive Plan, the Company does not maintain any long-term incentive plans.

Severance Agreements

            The Company has severance agreements with Messrs. Stuckey, Caldwell and Latzke that provide for the payment to such executive officers of severance benefits in the event such officers are terminated, or resign for “good reason,”  within two years after a “change of control” of the Company.  Such severance benefits range from one and one-half to three times annual compensation received by such executives averaged over the five years prior to termination.  Such agreements define change of control as the acquisition by any person or persons acting in concert of 30% or more of the Company’s voting stock, a change of control required to be reported under the Securities Exchange Act of 1934, or certain changes in the Board composition in connection with a hostile contest for control.  Mr. Stuckey’s severance agreement was amended during 2000 to extend his right to exercise stock options beyond his termination, subject to the original grant expiration date, and to provide for funding of long term benefits upon a change of  control.  The Company does not have any other employment agreement with any of the executive officers named in the Summary Compensation Table.

Director Compensation

            For the fiscal year ended December 31, 2000, directors who were not also officers or employees of the Company were entitled to receive an annual fee of $4,000, payable in equal quarterly installments, plus $1,200 per Board meeting and $500 per committee meeting attended.  All directors are entitled to participate in the Company’s 1994 Employee Stock Purchase Plan and to contribute all (subject to limitations in such plan), or any portion, of the directors fees they receive to that plan.  During 2000, Messrs. Adams, Lair, Price and Sheffert elected to participate in the Employee Stock Purchase Plan and received 4,861, 4,130, 4,861 and 4,296 shares, respectively, for directors fees contributed to such plan.

            Directors who are not also officers or employees of the Company also receive stock options to purchase 3,500 shares of Common Stock under the Company’s 1993 Stock Incentive Plan at the time of the annual meeting of shareholders.  New directors receive an option to purchase 5,000 shares at the first annual meeting after they are elected.  In accordance with such plan, each of Messrs. Adams,  Lair, Price and Sheffert received options to purchase 3,500 shares of Common Stock at an exercise price of $4.75 per share on May 9, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 1, 2001, information regarding the ownership of Common Stock by (i) each director, (ii) each executive officer, (iii) all directors and executive officers (including the named individuals) as a group, and (iv) any other shareholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock of the Company.  Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number(1)	Percent
Austin W. Marxe and David M. Greenhouse (2) 153 East 53 Street New York, NY 10022	920,640	8.5%

Marion Melvin Stuckey (3) Two Meridian Crossings Minneapolis, MN 55423	871,984	8.1%

Michael J. Adams (4)	468,666	4.3%

Jimmie H. Caldwell (5)	393,056	3.6%

Randy R. Tofteland	107,700	1.0%

David G. Latzke (6)	81,593	*

Steve J. Lair	19,891	*

Robert M. Price	39,937	*

Mark W. Sheffert	13,948	*

All executive officers and directors as a group (8 individuals)	1,996,775	19.1%

* Less than 1%

(1)	Includes 8,750 shares for each of Messrs. Adams and Price, 5,250 shares for Mr. Lair, 168,750 shares for Mr. Stuckey, 113,500 shares for Mr. Caldwell, 56,750 shares for Mr. Latzke, 68,750 shares for Mr. Tofteland, 3,750 shares for Mr. Sheffert and 434,250 shares for all executive officers and directors as a group of Fourth Shift common stock issuable upon the exercise of stock options which are either currently exercisable or become exercisable within 60 days.
(2)	Based upon a Schedule 13G dated February 14, 2001; includes 703,840 shares held by Special Situations Fund, III, L.P., and MGP Advisers Limited Partnership, and 216,800 shares held by Special Situations Cayman Fund, L.P., and AWM Investment Company, Inc., investment funds managed by investment advisers for which Mr. Marxe and Mr. Greenhouse serve as officers, directors and members or principal shareholders.
(3)	Includes 168,863 shares held by a corporation for which Mr. Stuckey is the President, sole director and sole shareholder.
(4)	Includes 27,000 shares owned by Mr. Adams’ minor children, 9,600 shares owned by Mr. Adams’ spouse and 325,703 shares representing Mr. Adams’ pro rata interest in a limited partnership in which he is a limited partner. Mr. Adams disclaims beneficial ownership of the shares held by his spouse and such limited partnership.
(5)	Includes 10,386 shares and options to purchase shares owned by Mr. Caldwell’s wife. Mr. Caldwell disclaims beneficial ownership of these shares.
(6)	Includes 200 shares owned by Mr. Latzke’s minor children.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

            ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            a.         Financial Statements

                        1. See the Financial Statement information contained in Item 8 of this Form 10-K

                        2.  Financial Statement Schedules

                                    No Financial Statement Schedules are required

            b.         Reports on Form 8-K:

                        No reports on Form 8-K were filed during the year ended December 31, 2000.

            c.         Exhibits

Exhibit No.	Description

2.1	Merger Agreement dated as of February 26, 2001 between AremisSoft Corporation, AremisSoft Manufacturing (US), Inc. and the Company.

3.1	Restated Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 4.1 of the Company’s 10-Q for the quarter ended March 31, 1994).

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-Q for the quarter ended September 30, 1998).

4.1	Form of Certificate for Common Stock (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed June 28, 1993 (File No. 33-63012)).

4.2	Shareholder Rights Plan dated as of December 16, 1998 (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed December 17, 1998).

10.1	1989 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement of Form S-1 filed May 19, 1993 (File No. 33-63012)).

10.2	Fourth Shift Corporation 1994 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.5 to the Company's 10-K for the year ended December 31, 1994).

10.3	Fourth Shift Corporation 1993 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.6 to the Company's 10-K for the year ended December 31, 1994).

*10.4	Severance Pay Agreement dated October 21, 1997 between the Company and Marion Melvin Stuckey (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 1997).

*10.5	Amendment dated April 20, 1999 to Severance Pay Agreement between the Company and Marion Melvin Stuckey (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 1999).

*10.6	Severance Pay Agreement dated October 21, 1997 between the Company and Jimmie H. Caldwell (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 1997).

*10.7	Severance Pay Agreement dated October 21, 1997 between the Company and David Latzke (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 1997).

10.8	Credit and Security Agreement dated March 31, 1999 between Fourth Shift Corporation and Norwest Business Credit, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 1999).

10.9	Stock purchase agreement between Fourth Shift Corporation and shareholder of Computer Aided Business Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K dated July 8, 1999 (file no. 0-21992)).

*10.10	Amendment dated November 28, 2000 to Severance Pay Agreement between the Company and Marion Melvin Stuckey.

21.0	List of subsidiaries.

23.1	Consent of Arthur Andersen LLP.

*Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2001.

Fourth Shift Corporation

By:	/s/ MARION MELVIN STUCKEY
Marion Melvin Stuckey
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Position	Date
/s/ MARION MELVIN STUCKEY	Chairman, Chief Executive Officer, (principal executive officer) and Director	March 29, 2001
Marion Melvin Stuckey

/s/ JIMMIE H. CALDWELL	President, Chief Operating Officer and Director	March 29, 2001
Jimmie H. Caldwell

/s/ DAVID G. LATZKE	Vice President and Chief Financial Officer, Treasurer and Secretary (principal financial officer)	March 29, 2001
David G. Latzke

/s/ CRAIG A. THOMPSON	Corporate Controller (principal accounting officer)	March 29, 2001
Craig A. Thompson

/s/ MICHAEL J. ADAMS	Director	March 29, 2001
Michael J. Adams

/s/ STEVE J. LAIR	Director	March 29, 2001
Steve J. Lair

/s/ ROBERT M. PRICE	Director	March 29, 2001
Robert M. Price

/s/ MARK W. SHEFFERT	Director	March 29, 2001
Mark W. Sheffert